Form 10-Q
period 2023-03-31
Four Leaf Acquisition Corp
filed 2023-08-10
CIK 1936255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Four Leaf Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	001-41646	88-1178935
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

4546 El Camino Real B10 #715, Los Altos, California	94022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650)
720-5626
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one redeemable Warrant	FORLU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	FORL	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock for $11.50 per share	FORLW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
  ☐     No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 9
,
2023, 5,475,210 shares of Class A common stock, par value $0.0001 per share, and 1,355,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FOUR LEAF ACQUISITION CORPORATION QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
FOUR LEAF ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31,
	2023	December 31,
	(Unaudited)	2022
ASSETS
Current assets
Cash	$285,320	$1,280
Due from related party	27,820	2,820
Prepaid expenses	7,500	7,500

Total current assets	320,640	11,600
Other assets
Marketable securities held in trust account	55,898,120	—
Deferred offering costs	—	705,130

Total assets	$56,218,760	$716,730

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$214,412	$386,536
Accounts payable	46,436	—
Over-allotment liability	173,764	—
Promissory note - related party	—	311,500
Income taxes payable	7,039	—

Total current liabilities	441,651	698,036
Deferred underwriting fee payable	1,897,350	—

Total liabilities	2,339,001	698,036

Commitments and contingencies (Note 6)
Class A c ommon s tock, $0.0001 par value; 26,000,000 shares authorized; 5,421,000 shares subject to possible redemption	49,242,796	—
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A c ommon s tock, $0.0001 par value; 26,000,000 shares authorized; 54,210 shares (excluding 5,421,000 shares subject to possible redemption) and zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	5	—
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; 1,495,000 issued and outstanding, respectively (1)	150	150
Additional paid-in capital	4,685,898	24,850
Accumulated deficit	(49,090)	(6,306)

Total stockholders’ equity	4,636,963	18,694

Total liabilities, common stock subject to possible redemption, and stockholders’ equity	$56,218,760	$716,730

(1)
Includes up to 139,750 shares of Class B
common stock, $
0.0001
pa
r
 value (“Class B common stock”)
subject to forfeiture if the
over-allotment

option is not exercised in full or in part by the underwriter (see Note 5 and 7). On March 16, 2023, the Sponsor surrendered 373,750 founder shares, for no consideration, resulting in the
S
ponsor and directors continuing to hold 1,495,000 shares of Class B
c
ommon
s
tock. All share
amounts have been adjusted to reflect the share surrender.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOUR LEAF ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,	For the period from March 3, 2022 (inception) through March 31,
	2023	2022

Formation and operating costs	$58,384	$3,381

Loss from operations	(58,384)	(3,381)
Other income (expense):
Dividend and interest income from Trust Account	61,820	—
Change in fair value of over-allotment liability	(39,181)	—

Loss before income taxes	(35,745)	(3,381)
Income tax provision	(7,039)	—

Net loss	$(42,784)	$(3,381)

Weighted average shares outstanding of Class A common stock subject to possible redemption	5,421,000	—
Basic and diluted net loss per share, Class A common stock subject to possible redemption (see Note 2)	$(0.01)	$—
Weighted average shares outstanding of Class A common stock	54,210	—
Basic and diluted net loss per share, Class A common stock (see Note 2)	$(0.01)	$—
Weighted average shares outstanding of Class B common stock (1)	1,309,208	—
Basic and diluted net loss per share, Class B common stock (see Note 2)	$(0.01)	$—

(1)	Excludes up to 139,750 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5 and 7).
The accompanying notes are an integral part of these unaudited condensed financial statements.

FOUR LEAF ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND FOR THE PERIOD FROM
MARCH 3, 2022 (INCEPTION) THROUGH MARCH 31, 2022
(UNAUDITED)

	Common Stock Subject to Possible Redemption		Common Stock					Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares		Amount
Balance - December 31, 2022	—	$—	—	$—	1,495,000	(1)	$150	$24,850	$(6,306)	$18,694
Issuance of private placement warrants	—	—	—	—	—		—	3,577,000	—	3,577,000
Issuance of Class A common stock, net of issuance costs of $3,928,774	5,421,000	48,928,489	—	—	—		—	—	—	—
Issuance of public warrants, net of issuance costs of $ 90,313	—	—	—	—	—		—	1,127,840	—	1,127,840
Issuance of representative shares	—	—	54,210	5	—		—	270,515	—	270,520
Accretion of Class A common stock to redemption value	—	314,307	—	—	—		—	(314,307)	—	(314,307)
Net loss	—	—	—	—	—		—	—	(42,784)	(42,784)

Balance - March 31, 2023 (unaudited)	5,421,000	$49,242,796	54,210	$5	1,495,000	(1)	$150	$4,685,898	$(49,090)	$4,636,963

	Common Stock Subject to Possible Redemption		Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - March 3, 2022 (inception) (unaudited)	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	(3,381)	(3,381)

Balance - March 31, 2022 (unaudited)	—	$—	—	$—	—	$—	$—	$(3,381)	$(3,381)

(1)
Includes up to 139,750 shares of Class B
c
ommon
s
tock subject to forfeiture if the
over-allotment
option is not exercised in full or in part by the underwriter (see Note 5 and 7). On March 16, 2023, the Sponsor surrendered 373,750 founder shares, for no consideration, resulting in the
S
ponsor and directors continuing to hold 1,495,000 shares of Class B
c
ommon
s
tock. All share amounts have been adjusted to reflect the share surrender.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOUR LEAF ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2023	For the period from March 3, 2022 (inception) through March 31, 2022

Cash Flows from Operating Activities:
Net loss	$(42,784)	$(3,381)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend and interest income from Trust Account	(61,820)	—
Loss on change in fair value of over-allotment option	39,181
Changes in current assets and liabilities
Accounts payable	46,436	1,315
Income taxes payable	7,039	—

Net cash used in operating activities	(11,948)	(2,066)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(55,836,300)	—

Net cash used in investing activities	(55,836,300)	—

Cash Flows from Financing Activities:
Proceeds from founder share prepayment	—	25,000
Payment of deferred offering costs	—	—
Due from related party	(25,000)	(2,820)
Proceeds from promissory note	84,000
Repayment of promissory note	(395,500)	—
Gross proceeds from issuance of public units	54,210,000	—
Proceeds from i ssuance of Private Placement Warrants	3,577,000	—
Payment of offering costs on public units	(1,318,212)	(16,228)

Net cash provided by financing activities	56,132,288	5,952

Net change in cash	284,040	3,886
Cash - beginning of the period	1,280	—

Cash - end of the period	$285,320	$3,886

Non-cash investing and financing activities:
Remeasurement of Class A common stock subject to possible redemption	$314,307	$—
Deferred underwriting commissions	$1,897,350	$—
Issuance of representative shares for services	$270,515	$—
Offering costs included in accrued offering costs	$214,412	$50,696
The accompanying notes are an integral part of these unaudited condensed financial statements.

FOUR LEAF ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
Nature of Operations
Four Leaf Acquisition Corporation (the “Company”) is a newly organized blank check company that was incorporated as a Delaware corporation on March 3, 2022 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company has not selected any specific business combination target
.
While the Company may pursue an initial business combination target in any business or industry, the Company intends to focus its search on companies in the Internet of Things (“IoT”) space or adjacent spaces, that is, physical objects (or groups of objects) with sensors, processing ability, software, and other technologies that connect and exchange data with other devices and systems over the Internet or other communications networks, sometimes called “smart devices.” The Company intends to target companies in both developing markets (e.g., China and India), and the developed markets (e.g., United States and Europe).
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2022 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”) (as described below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating
income in the form of dividend and interest income from the proceeds derived from the IPO (as defined below).
The Company has selected December 31 as its fiscal year end. The Company’s sponsor is ALWA Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on March 16, 2023. On March 16, 2023, the Company consummated its IPO of
5,200,000
units (“Units”). On March 17, 2023, the underwriters partially exercised their over-allotment option and purchased 221,000 additional Units. Each Unit consists of one share of
Class A common stock,

$0.0001 par value per share (“Class A
c
ommon
s
tock”), and one redeemable warrant exercisable into one share of
Class A common stock

at an exercise price of $11.50 per share (“Public Warrant”). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $54,210,000.
Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 3,576,900 warrants (“Private Placement Warrants”) to the Sponsor at a price of approximately
$1.00
per Placement Warrant, generating total proceeds of $
3,577,000, which is described in Note 4.
Transaction costs amounted to $4,019,087 consisting of $2,710,500 of underwriting commissions, $813,150 of which was paid out within three days of the IPO date, the Representative Shares (discussed in the below), and $1,038,067 of other offering costs. At the IPO date, cash of $974,028 was held outside of the Trust Account (as defined below) and is available for the payment of the Note (defined herein) when necessary (see Note 5), payment of accrued offering costs and for working capital purposes.
In conjunction with this Public Offering, the Company issued to the underwriter
54,210
shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $
270,520.

F
ollowing the closing of the IPO, an amount of $55,836,300 ($10.30 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of
 185
days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as defined below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that the Company will be able to complete a business combination successfully. The Company must complete one or more initial business combinations having an aggregate fair market value of at least
80% of the assets held in the Trust Account (as defined below) (excluding the taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the agreement to enter into the initial business combination. However, the Company will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).
In connection with any proposed initial business combination, the Company will either (1) seek stockholder approval of such initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein.
If the Company determines to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than a pro rata portion of his, her or its shares. The decision as to whether the Company will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If the Company determines to allow stockholders to sell their shares to the Company in a tender offer, it will file tender offer documents with the U.S. Securities and Exchange Commission (“SEC”) which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.
The Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.
If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a business combination.
If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial business combination and the Company does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, the Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
15
%
of the shares sold in the IPO (Excess Shares”). However, the Company’s stockholders will not be restricted to vote all of their shares (including Excess shares) for or against the initial business combination. Additionally, such stockholders will not receive redemption distributions with respect to the Excess Shares if the Company completes the initial business combination.
The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem
100% of its public shares if the Company does not complete a business combination within 12 months (or if the Company decides to extend the period of time to complete the initial business combination up to two times by an additional three months each time, at $0.10 per unit per extension, for a total of $0.20 per unit in the aggregate in trust, within 18 months)
from the closing of the IPO (the “Combination Period”) unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding public shares.
If the Company is unable to complete an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination up to two times by an additional three months each time) from the closing of the IPO, or March 22, 2024 (or August 22, 2024), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $
100,000
of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Company’s Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Class B
Common Stock held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the Initial Stockholders acquire public shares in or after the IPO date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a business combination within the prescribed time frame. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit
($
10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.30 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern Consideration
As of March 31, 2023, the Company had $285,320
in cash available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem
Class A common stock. Up to $
100,000
of interest and dividends earned in the Trust Account are available to pay dissolution expenses, if necessary. The Company may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes
. As of March 31, 2023, none of the principal amount in the Trust Account was withdrawn as described above. In addition, in order to fund working capital deficiencies and finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). As of March 31, 2023, the Company had no borrowings under the Working Capital Loans.
The $285,320
held outside of the Trust Account as of March 31, 2023, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, the Company has until March 22, 2024 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company believes that the proceeds raised in the IPO and the funds potentially available from loans from the Sponsor or any of their affiliates will not be sufficient to allow the Company to meet the expenditures required for operating its business for at least the next 12 months from the issuance of the Company’s financial statements, assuming that a business combination is not consummated during that time. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. Moreover, the Company may need to obtain additional financing either to complete the business combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination.

Risks and Uncertainties
Results of operations and the Company’s ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, and increases in interest rates. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and ability to complete an initial business combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period from March 3, 2022 (inception) through December 31, 2022 included in the Company’s
Form S-1/A
as filed with the SEC on March 7, 2023, which was declared effective on March 16, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Significant assumptions include the fair value of the Company’s Public Warrants and Representative Shares, at their issuance dates, and the valuation of the over-allotment option provided to the underwriters. Actual results could differ from those estimates.
Emerging Growth Company
The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Deferred Offering Costs
Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and were charged to temporary equity, equity and/or expense upon the completion of the IPO. The fair value of the Representative Shares was accounted for as compensation under ASC 718, was included in the offering costs at the IPO date.
Net Loss Per Share of Class A Common Stock
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net loss per share is computed by dividing net loss by the weighted average number of shares of Class A common stock outstanding during the period. The weighted average shares for the three months ended March 31, 2023 are reduced for the effect of the Class B common stock that are subject to forfeiture.
The Company’s statements of operations include a presentation of net loss per share subject to redemption in a manner similar to the two-class
method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC
480-10-S99-3A,
the Company deemed the fair value of the Class A common stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net loss per share. The Company’s Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) could, potentially, be exercised or converted into Class A common stock and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted loss per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

A reconciliation of net loss per share is as follows for the three months ended March 31, 2023:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	$(34,186)	$(342)	$(8,256)

Weighted average shares outstanding, basic and diluted	5,421,000	54,210	1,309,208

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)

For the period from March 3, 2022 (inception) through March 31, 2022, there were no shares that had been issued or were outstanding.
Marketable Securities Held in Trust Account
At March 31, 2023, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying unaudited condensed statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.
During the three months ended March 31, 2023, the Company did not withdraw any investment income from the Trust Account to pay its tax obligations.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.
Share-Based Payment Arrangements
The Company accounts for stock awards in accordance with ASC 718, which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the stock.
Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied, and the award is forfeited.

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock sold as part of the Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument on a straight-line basis. Subsequent to the IPO date, the accretion will also include the dividend and interest income earned in the Trust Account in excess of income and franchise taxes.
The redemption value as of March 31, 2023 includes $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A
c
ommon
s
tock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the
T
rust
A
ccount, up to $100,000, if and when a dissolution is deemed probable.
The reconciliation of Class A common stock subject to possible redemption as of March 31, 2023 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(3,928,774)
Accretion to redemption value	314,307

Class A common stock subject to possible redemption	$49,242,796

Derivative Financial Instruments
The Company issued warrants to its investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.
At the IPO date, the Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change.
The over-allotment option was deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
As of March 31, 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.
The Company did not hold any Level 1 financial instruments as of December 31, 2022.

The
Company determined the fair value of the over-allotment liability on March 31, 2023 was $
173,764
, using the Bla
ck
Scholes option pricing model based on the following assumptions:

March 31, 2023
Risk-free interest rate	4.77%
Expected option life	0.099 years
Expected dividend yield	0%
Expected stock price volatility	5%
The change in fair value of the unexercised over-allotment option was $
39,181
for the three months ended March 31, 2023, which is included in change in fair value of over-allotment liability in the accompanying unaudited condensed statements of operations.
The Representative Shares were valued using the fair value of the Class A
c
ommon
s
tock, adjusted for
50
% probability of consummation of the business combination and a discount for lack of marketability. The Public Warrants were valued using a Monte Carlo simulation based on management’s assumption incorporating
50
% probability of completing a successful business combination. As such, these are considered to be non-recurring Level 3 fair value measurements.

Due from Sponsor – Related Party
The Due from Sponsor balances of $27,820 and $2,820 as of March 31, 2023 and December 31, 2022, respectively, includes $25,000 of an overpayment to the Sponsor in connection with the repayment of the Promissory Note and $2,820 related to expenses paid on behalf of the Sponsor.
Income Taxes
The Company adopted ASC 740, “Income Taxes”, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current
based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of March 31, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.
Recent Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.
Management does not believe that any additional recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
On March 16, 2023, the Company sold 5,200,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $
11.50 per share. Each Public Warrant will become exercisable 30 days after the completion of the initial business combination and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation (see Note 7).

In connection with the IPO, the Company also granted the underwriters a
45-day
option to purchase an additional 780,000
Units at the IPO price.
On March 17, 2023, the underwriters exercised their option to purchase 221,000 additional Units for the total amount of $2,210,000.
The remaining over-allotment option for
559,000 Units expired on April 30, 2023.

NOTE 4 — PRIVATE PLACEMENT
On March 16, 2023, in the private placement that occurred simultaneously with the IPO, the Sponsor purchased an aggregate of
3,449,500
warrants (each a “Private Placement Warrant”) at a price of $
1.00 per warrant, for an aggregate purchase price of $3,449,500.
On March 17, 2023, the underwriters partially exercised their over-allotment option resulting in the Company issuing
127,400
Private Placement Warrants, generating an additional $
127,500 in gross proceeds.
Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. The proceeds from the Private Placement of the Private Placement Warrants funded the trust account, IPO issuance costs and will fund the future operations prior to the business combination. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Placement Warrants, will be included in the liquidating distribution to the public stockholders and the Private Placement Warrants will be worthless (see Note 8).
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
In May 2022, the Sponsor paid $25,000, or approximately $0.011 per share, to cover certain offering costs in consideration for 2,156,250 shares of Class B common stock, par value $0.0001 (the “Founder Shares” or “Class B
c
ommon
s
tock”). On May 10, 2022, the Sponsor surrendered 287,500 Founder Shares, for no consideration, resulting in the Sponsor and directors continuing to hold 1,868,750 Founder Shares. On August 26, 2022, the Sponsor transferred 25,000
Founder Shares to each of Rahul Mewawalla and Stephen Markscheid, each of which are members of the Company’s Board of Directors (Note 8). The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s Board of Directors through the closing of such initial business combination. On March 16, 2023, the Sponsor forfeited an aggregate of
 373,750 Founder Shares for no consideration, resulting in our Sponsor holding an aggregate of 1,495,000 Founder Shares. Up to 195,000 of the Founder Shares are subject to forfeiture to the extent the over-allotment option (see Note 6) is not exercised in full by the underwriter.
On March 17, 2023, upon the partial exercise their over-allotment option by the underwriters, the forfeiture lapsed for 55,250
Founder Shares. As a result of the partial over-allotment, at March 31, 2023, the Company had
139,750
Founder Shares that are subject to forfeiture to the extent the remainder of the over-allotment option (Note 6) is not exercised by the underwriter. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining
139,750 Founder Shares were forfeited.
Private Placement
On March 16, 2023, in the private placement that occurred simultaneously with the IPO, the Sponsor purchased an aggregate of 3,449,500 warrants (each a “Private Placement Warrant”) at a price of $1.00 per warrant, for an aggregate purchase price of $3,449,500.
On March 17, 2023, the underwriters partially exercised their over-allotment option resulting in the Company issuing 127,400 Private Placement Warrants, generating an additional $127,500 in gross proceeds.
Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. The proceeds from the Private Placement of the Private Placement Warrants funded the trust account, IPO issuance costs and will fund the future operations prior to the business combination. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Placement Warrants, will be included in the liquidating distribution to the public stockholders and the Private Placement Warrants will be worthless (see Note 8).
Due from Related Party
As of March 31, 2023 and December 31, 2023, the Company recorded $27,820 and $2,820, respectively, for amounts that were owed to the Company by the Sponsor.
Promissory Note — Related Party
Prior to March of 2023, the Sponsor had agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the proposed Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of October 31, 2023, the consummation of the IPO or the abandonment of the IPO.
In March of 2023, the Company amended the Note to allow for the borrowing of an additional $40,000 (up to $440,000 in total) as well as adjusted the terms of the Note to provide that repayment occur on the later of the IPO, or October 31, 2023. The Company accounted for this amendment to the Note as a troubled debt restructuring on a prospective basis, which did not have a material impact on the Company’s financial statements.
On March 24, 2023, the Company repaid all amounts outstanding under the Note.

Working Capital Loans
In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required, up to $2,000,000 (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans. Up to $2,000,000 of such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the Company’s initial business combination. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion. As of March 31, 2023, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
On March 22, 2023, the Company entered into an administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.
For the period from March 22, 2023 through March 31, 2023, the Company’s expenses related to the administrative support agreement were immaterial.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants, warrants that may be issued upon conversion of Working Capital Loans (see Note 5), any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and Class A issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement signed at the effective date of the IPO, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering securities.
Underwriting Agreement
At the IPO date, the Company granted the underwriter
a 45-day
option from the date of the IPO to purchase
 up to 780,000
additional Units to cover over-allotments, if any, at the price paid by the underwriter in the IPO. On March 17, 2023, the underwriters partially exercised their over-allotment option and purchased
221,000
Units. The remaining over-allotment option for
559,000 Units expired on April 30, 2023.
The underwriter received a fee of $0.15 per unit, or $813,150 in the aggregate at the closing of the IPO. In addition, $
0.35 per share, or $1,897,350 in the aggregate will be payable to the underwriter for deferred underwriting commissions solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

In addition, in conjunction with the IPO, the Company issued to the underwriter
52,000
Representative Shares. The holders of the Representative Shares agreed (a) that they will not transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial business combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial business combination and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial business combination within the Combination Period. The representative shares are deemed to be underwriters’ compensation by FINRA pursuant to FINRA Rule 5
110.
NOTE 7 — STOCKHOLDERS’ EQUITY
Preferred Stock
 —
 The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.
Class
 A
c
ommon
s
tock
 — The Company is authorized to issue 26,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,421,000 and zero shares of Class A common stock issued or outstanding, respectively.
Class
 B
c
ommon
s
tock
 — The Company is authorized to issue 4,000,000
shares of Class B
c
ommon
s
tock, with a par value of
$0.0001
per share. Holders of the Class B
c
ommon
s
tock are entitled to
one vote for each share.
As of March 31, 2023 and December 31, 2022, there were
1,495,000
shares of Class B common stock issued and outstanding. Refer to Note 5 for further detail.
Holders of Class A common stock and holders of Class B common stock vote together as a single class on all other matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The Class B common stock will automatically convert into Class A common stock at the time of a business combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis,
20
% of the sum of (i) the total number of shares of common stock issued and outstanding upon completion of the IPO, plus (ii) the total number of shares of
Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities by the Company in connection with or in relation to the consummation of a business combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the business combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B common stock convert into Class A common stock at a rate of less than one-to-one.
Warrants
 —
 As of March 31, 2023, 5,421,000 Public Warrants and 3,576,900
 Private Placement Warrants (collectively, the “Warrants”) were outstanding. The Public and Private Placement Warrants were issued in the same form at the IPO date. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.
As of December 31, 2022, there were no Warrants outstanding.
In addition, if (x) the Company issues additional shares of Class A
c
ommon
s
tock or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at a Newly Issued Price of less than $
9.20
 per share of Class A
c
ommon
s
tock (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than
60
% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the Market Value is below $
9.20
 per share, then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to
115
% of the greater of the Market Value and the Newly Issued Price, and the $
18.00

per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to
180
% of the greater of the Market Value and the Newly Issued Price.
The Warrants will become exercisable
30
 days after the completion of a business combination. However, no Warrant shall be exercisable for cash and the Company shall not be obligated to issue shares of common stock upon exercise of a Warrant unless the common stock issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the condition in the immediately preceding sentence is not satisfied with respect to a Warrant, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and such Warrant may have no value and expire worthless, in which case the purchaser of a Unit containing such Public Warrants shall have paid the full purchase price for the Unit solely for the shares of Class A
c
ommon
s
tock underlying such Unit. Warrants may not be exercised by, or securities issued to, any registered holder in any state in which such exercise would be unlawful.
The Warrants will expire
five years
 after the completion of a business combination or earlier upon redemption or liquidation.
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $
18.00
 per share (as adjusted for stock splits, stock dividends, rights issuances, reorganizations, recapitalizations and the like) for any
20
 trading days within
a
30
-trading day period commencing once the warrants become exercisable and ending three days before the Company sends the notice of redemption to the warrant holders.

If the Company call the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A common stock for the 10
trading days ending on the third day prior to the date on which the notice of redemption is sent to the holders of warrants.
NOTE 8 — STOCK-BASED COMPENSATION
Class B Common Stock Share Transfers
In August 2022, the Sponsor transferred 25,000
shares of Class B
c
ommon
s
tock to each of the two independent director
s
as compensation for their service on the Company’s Board of Directors. If the director was no longer serving as a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such director’s shares shall be returned to Sponsor. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. Therefore, the Company recorded no compensation expense for the period from March 3, 2022 (inception) through March 31, 2023.
The fair value of the Founder Shares on the grant date was approximately $0.81 per share. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon (a) the probability of a successful IPO, (b) the probability of a successful business combination, and (c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the awards amounted to approximately $40,500.
Total unrecognized compensation expense related to unvested Founder Shares at March 31, 2023 amounted to approximately $40,500 and is expected to be recognized upon the Triggering Event.
Representative Shares
On March 16, 2023, in conjunction with the IPO, the Company issued to the underwriter
52,000
shares of Class A
c
ommon
s
tock for nominal consideration (the “Representative Shares”).
On March 17, 2023, the underwriters partially exercised their over-allotment option. As a result of the partial over-allotment, the underwriter received an additional
2,210 Representative Shares, bringing the total Representative Shares to 54,210.
The fair value of the Representative Shares is accounted for as compensation under ASC 718 and is included in the offering costs. The fair value of the
54,210 Representative Shares at the date of issuance was determined to be $270,520.

NOTE 9 — INCOME TAXES
The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the Company’s known and estimable operating results and various tax-related
items. The Company’s ETR
was 19.7% and 0% for the three months ended March 31, 2023 and for the period from March 3, 2022 (inception) through March 31, 2022, respectively. The difference between the effective tax rate of 19.7% and the U.S. federal statutory rate of 21%
for the three months ended March 31, 2023 was primarily due to the change in the valuation allowance (as a result of dividend and interest income earned on the Company’s Trust Account), the permanent difference arising from the loss on change in fair value of the over-allotment liability and ETR adjustment
s
. The difference between the effective tax rate of
0% and the U.S. federal statutory rate of 21% for the period from March 3, 2022 (inception) through March 31, 2022 was due to the full valuation allowance recognized against the deferred tax assets. The 2022 federal tax return for the Company remains open for examination.
NOTE 10 — SUBSEQUENT EVENTS
The Company did not identify any subsequent events that require adjustment or disclosure in the unaudited condensed financial statements other than as discussed below:
On April 28, 2023, the Company identified a payment of $54,300 was incorrectly made
 to an unauthorized payee as a result of a phishing attack. The Company’s management, at the direction of the board of directors, investigated the matter and concluded that the phishing attack is an isolated incident perpetrated by an external source. The Company, with the assistance of its
 bank, recovered the funds on June 29, 2023.
On April 30, 2023, the remaining over-allotment
option for 559,000
Units expired. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining
139,750 Founder Shares were forfeited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Four Leaf Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (the “SEC’s”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Risks and Uncertainties

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Overview

We are a blank check company incorporated in Delaware on March 3, 2022, for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector. We are an emerging growth company and, as such, are subject to all the risks associated with emerging growth companies.

Our sponsor is ALWA Sponsor, LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s Public Offering was declared effective on March 16, 2023. On March 16, 2023, the Company consummated its IPO of 5,200,000 units (“Units”). On March 17, 2023, the underwriters partially exercised their over-allotment option and purchased 221,000 additional Units. Each Unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock”), and one redeemable warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share (“Public Warrant”). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $54,210,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 3,576,900 warrants (“Private Placement Warrants”) to the Sponsor at a price of approximately $1.00 per Placement Warrant, generating total proceeds of $3,577,000.

Transaction costs amounted to $4,019,087 consisting of $2,710,500 of underwriting commissions, $813,150 of which was paid out within three days of the IPO date, the Representative Shares (discussed in the below), and $1,038,067 of other offering costs. At the IPO date, cash of $974,028 was held outside of the Trust Account (as defined below) and is available for the payment of the Note (defined herein) when necessary, payment of accrued offering costs and for working capital purposes.

In conjunction with this Public Offering, the Company issued to the underwriter 54,210 shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $270,520.

Following the closing of the IPO, an amount of $55,836,300 ($10.30 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame.

If we are unable to complete an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination up to two times by an additional three months each time) from the closing of the IPO, or March 22, 2024 (or August 22, 2024), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity, Capital Resources and Going Concern

At March 31, 2023, we had cash of $285,320 and a working capital deficit of $85,672, excluding the franchise and income tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2022 (inception) to March 31, 2023 were organizational activities and those necessary to consummate the IPO and identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the Company’s Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (defined below), and a loan amounting to $395,500 as of the IPO date, which was repaid on March 24, 2023, under an unsecured and noninterest bearing promissory note from the Sponsor (the “Note”). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been and will continue to be satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement. In addition, in order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. Through March 31, 2023, the Company has zero amounts borrowed under the Working Capital Loans.

As of March 31, 2023, the Company had cash in the Trust Account of $55,898,120. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $1,897,350) to complete its initial business combination, to the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination.

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose any amendment to the amended and restated certificate of incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete a business combination within 12 months (or if the Company decides to extend the period of time to complete the initial business combination up to two times by an additional three months each time, at $0.10 per unit per extension, for a total of $0.20 per unit in the aggregate in trust, within 18 months) from the closing of the IPO (the “Combination Period”) unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding public shares.

If the Company is unable to complete an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination up to two times by an additional three months each time) from the closing of the IPO, or March 22, 2024 (or August 22, 2024), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The $285,320 held outside of the Trust Account as of March 31, 2023, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, the Company has until March 22, 2024 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Company’s sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a business combination is not consummated. This financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the proceeds raised in the IPO and the funds potentially available from loans from the Sponsor or any of their affiliates will not be sufficient to allow the Company to meet the expenditures required for operating its business for at least the next 12 months from the issuance of the Company’s financial statements, assuming that a business combination is not consummated during that time. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. Moreover, the Company may need to obtain additional financing either to complete the business combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination.

Results of Operations

Our entire activity from inception through the IPO date was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2023, we had a net loss of $42,784, which was primarily related to $58,384 of formation and general and administrative costs, $39,181 of loss related to the change in fair value of the over-allotment liability, $7,039 of income tax expense, partially offset by $61,820 of dividend and interest income earned in the Trust Account. For the period from March 3, 2022 (inception) through March 31, 2022 we had a net loss of $3,381, which consisted of formation and general and administrative costs. The dividend and interest income during the three months ended March 31, 2023 represents the income earned in the Trust Account for the three months ended March 31, 2023. The income tax expense during the three months ended March 31, 2023 was primarily attributable to the dividend and interest income earned in the Trust Account. General and administrative costs increased during the three months ended March 31, 2023 due to the Company’s activities related to operating as a public company versus only formation-related expenses during the period from March 3, 2022 (inception) through March 31, 2022.

Commitments and Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, warrants that may be issued upon conversion of Working Capital Loans, any shares of Class A common stock issuable upon the exercise of the Private Placement warrants and warrants that may be issued upon conversion of the Working Capital Loans and Class A common stock issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement to be signed at the effective date of the IPO, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion of the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering securities.

Underwriting Agreement

$1,897,350 in the aggregate (reflecting the partial exercise by the underwriter of its over-allotment option), will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, for up to 12 months, for office space, secretarial and administrative services. The Company’s expenses related to the administrative support agreement were immaterial for the period subsequent to the Company’s IPO. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies and estimates are identified below.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with ASC 718, which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the stock.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied, and the award is forfeited.

Derivative Financial Instruments

The Company issued warrants to its investors, and the over-allotment option to the underwriter. The Company accounts for financial instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instruments and applicable authoritative guidance in ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own stock and whether the holders of the instruments could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

At the IPO date, the Public Warrants and Private Placement Warrants were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change. At the IPO date, the underwriter’s over-allotment option met the definition of a liability under ASC 480.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net loss per share is computed by dividing net loss by the weighted average number of shares of Class A common stock outstanding during the period. The weighted average shares for the three months ended March 31, 2023 are reduced for the effect of the Class B common stock that are subject to forfeiture.

The Company’s statements of operations include a presentation of net loss per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A common stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net loss per share. The Company’s Public Warrants and Private Placement Warrants (see Note 4) could, potentially, be exercised or converted into Class A common stock and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted loss per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Redeemable Share Classification

All of the 5,421,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital. Subsequent to the IPO date, the Company accretes a portion of the accretion that reflects a redemption in excess of fair value, and dividend and interest income earned in the Trust Account in excess of income and franchise taxes.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

Management does not believe that any additional recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officers’ compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Related Party Transactions

Founder Shares

In May 2022, the Sponsor paid $25,000, or approximately $0.011 per share, to cover certain offering costs in consideration for 2,156,250 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). On May 10, 2022, the Sponsor surrendered 287,500 Founder Shares, for no consideration, resulting in the Sponsor and directors continuing to hold 1,868,750 Founder Shares. On August 26, 2022, the Sponsor transferred 25,000 Founder Shares to each of Rahul Mewawalla and Stephen Markscheid, each of which are members of the Company’s Board of Directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s Board of Directors through the closing of such initial business combination.

On March 16, 2023, our Sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in our Sponsor holding an aggregate of 1,495,000 Founder Shares, of which up to 195,000 was subject to forfeiture to the extent the over-allotment option was not exercised in full by the underwriter.

On March 17, 2023, upon the partial exercise their over-allotment option by the underwriters, the forfeiture lapsed for 55,250 Founder Shares. As a result of the partial over-allotment, at March 31, 2023, the Company had 139,750 Founder Shares that were subject to forfeiture to the extent the remainder of the over-allotment option was not exercised by the underwriter. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 Founder Shares were forfeited.

Private Placement

On March 16, 2023, in the private placement that occurred simultaneously with the IPO, the Sponsor purchased an aggregate of 3,449,500 warrants (each a “Private Placement Warrant”) at a price of $1.00 per warrant, for an aggregate purchase price of $3,449,500.

On March 17, 2023, the underwriters partially exercised their over-allotment option resulting in the Company issuing 127,400 Private Placement Warrants, generating an additional $127,500 in gross proceeds.

Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. The proceeds from the Private Placement of the Private Placement Warrants funded the trust account, IPO issuance costs and will fund the future operations prior to the business combination. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Placement Warrants, will be included in the liquidating distribution to the public stockholders and the Private Placement Warrants will be worthless (see Note 8).

Due from Related Party

As of March 31, 2023 and December 31, 2023, the Company recorded $27,820 and $2,820, respectively, for amounts that were owed to the Company by the Sponsor.

Promissory Note — Related Party

Prior to March of 2023, the Sponsor had agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the proposed Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of October 31, 2023, the consummation of the IPO or the abandonment of the IPO.

In March of 2023, the Company amended the Note to allow for the borrowing of an additional $40,000 (up to $440,000 in total) as well as adjusted the terms of the Note to provide that repayment occur on the later of the IPO, or October 31, 2023. The Company accounted for this amendment to the Note as a troubled debt restructuring on a prospective basis.

On March 24, 2023, the Company repaid all amounts outstanding under the Note.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required, up to $2,000,000 (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans. Up to $2,000,000 of such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion. As of March 31, 2023, the Company had no borrowings under the Working Capital Loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Limitations on effectiveness of controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in internal controls over financial reporting related to the Company’s review and approval of cash disbursements.

On April 28, 2023, the Company fell victim to a successful phishing attempt. The Company’s management has conducted a thorough investigation related to this successful phishing attempt and has concluded that although it is an isolated event, that there was a material weakness in its internal control over financial reporting related to the Company’s review and approval of cash disbursements.

To address this material weakness management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting.

•	The Company implemented additional controls related to vendor verification,

•	The Company implemented additional review of each payment made by several authorized individuals.

As the Company has recently implemented the above controls, the Company will require additional time in order to ensure that the control will operate effectively to address the Company’s material weakness.

Changes in Internal Control Over Financial Reporting

Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in our internal control over financial reporting, during the most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On May 31, 2022, our Sponsor, ALWA Sponsor LLC, purchased 2,156,250 Founder Shares for an aggregate purchase price of $25,000. Subsequently, on August 26, 2022, the Sponsor forfeited an aggregate of 287,500 shares for no consideration, resulting in the Sponsor holding an aggregate of 1,868,750 Founder Shares. Subsequently on March 16, 2023, the Sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in our Sponsor holding an aggregate of 1,495,000 Founder Shares. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 Founder Shares were forfeited.

In conjunction with the consummation of our Initial Public Offering, our Sponsor purchased 3,576,900 Private Placement Warrants at a price of approximately $1.00 per Private Placement Warrant, generating total proceeds of $3,577,000. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On March 22, 2023, we consummated our Initial Public Offering of 5,421,000 units (the “Units”), inclusive of 221,000 over-allotment Units resulting from the partial exercise by the underwriters of their over-allotment option which occurred on March 17, 2023, at $10.00 per Unit, generating gross proceeds of $54,210,000, and incurring offering costs (inclusive of the partial exercise of the underwriter’s over-allotment option on March 17, 2023) of approximately $4.0 million, including approximately $0.8 million of underwriting fees, approximately $1.9 million associated with deferred underwriting fees, approximately $0.3 million of costs associated with the issuance of Representative Shares, and approximately $1.0 million of other offering costs.

After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the IPO expenses, $55,836,300 of the net proceeds from our Initial Public Offering and certain of the proceeds from the sale of the Private Placement Warrants (or $10.30 per Unit sold in the IPO, including partial over-allotment option exercise) were placed in the Trust Account established for the benefit of our public stockholders maintained by Continental Stock Transfer & Trust Company acting as trustee.

There has been no material change in the planned use of the proceeds from the IPO and private placement as is described in the final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2023.

FOUR LEAF ACQUISITION CORPORATION

By:	/s/ Angel Orrantia
Name:	Angel Orrantia
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Coco Kou
Name:	Coco Kou
Title:	Chief Executive Officer
(Principal Financial Officer)