Form 10-Q
period 2023-06-30
Four Leaf Acquisition Corp
filed 2023-09-29
CIK 1936255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒
No ☐
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
of the Exchange Act).    Yes  ☒    No  ☐
As of Septembe
r 28, 2
023, 5,475,210 shares of Class A common stock, par value $0.0001 per share, and 1,355,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FOUR LEAF ACQUISITION CORPORATION QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
FOUR LEAF ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$148,233	$1,280
Due from related party	—	2,820
Prepaid expenses	57,917	7,500

Total current assets	206,150	11,600
Other assets
Marketable securities held in trust account	56,564,625	—
Deferred offering costs	—	705,130

Total assets	$56,770,775	$716,730

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$150,552	$386,536
Accounts payable	246,761	—
Due to related party	2,180
Promissory note - related party	—	311,500
Income taxes payable	141,062	—

Total current liabilities	540,555	698,036
Deferred underwriting fee payable	1,897,350	—

Total liabilities	2,437,905	698,036

Commitments and contingencies (Note 6)
Class A common stock subject to possible redemption, $ 0.0001 par value; 26,000,000 shares authorized; 5,421,000 shares at $10.40 redemption value and zero shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	51,473,930	—
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 26,000,000 shares authorized; 54,210 shares (excluding 5,421,000 shares subject to possible redemption) and zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	5	—
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; 1,355,250 and 1,495,000 (1) shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	136	150
Additional paid-in capital	2,454,778	24,850
Retained earnings /(Accumulated deficit)	404,021	(6,306)

Total stockholders’ equity	2,858,940	18,694

Total liabilities, common stock subject to possible redemption, and stockholders’ equity	$56,770,775	$716,730

(1)
Includes up to 139,750 shares of Class B common stock, $0.0001 par value (“Class B common stock”) subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter as of December 31, 2022. On March 16, 2023, the Sponsor surrendered 373,750 shares of Class B common stock, for no consideration. (see Notes 5 and 7). Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 shares of Class B common stock were forfeited. All share amounts have been adjusted to reflect the share surrender. (see Notes 5 and 7)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,	For the period from March 3, 2022 (inception) through June 30,
	2023	2022	2023	2022

Formation and operating costs	$253,135	$2,960	$311,519	$6,341

Loss from operations	(253,135)	(2,960)	(311,519)	(6,341)
Other income (expense):
Dividend and interest income	666,505	—	728,325	—
Change in fair value of over-allotment liability	173,764	—	134,583	—

Income (loss) before income taxes	587,134	(2,960)	551,389	(6,341)
Income tax provision	(134,023)	—	(141,062)	—

Net income (loss)	$453,111	$(2,960)	$410,327	$(6,341)

Weighted average shares outstanding of Class A common stock subject to possible redemption	5,421,000	—	3,203,459	—
Basic and diluted net income per share, Class A common stock subject to possible redemption (see Note 2)	$0.07	$—	$0.09	$—
Weighted average shares outstanding of Class A common stock	54,210	—	32,035	—
Basic and diluted net income per share, Class A Common Stock (see Note 2)	$0.07	$—	$0.09	$—
Weighted average shares outstanding of Class B common stock (1)	1,355,250	1,355,250	1,332,356	1,355,250
Basic and diluted net income (loss) per share, Class B common stock (see Note 2)	$0.07	$(0.00)	$0.09	$(0.00)

(1)
Excludes an aggregate of up to 139,750 shares of Class B common stock subject to forfeiture depending on the extent to which the underwriters’ overallotment option is exercised (see Notes 5 and 7). On March 16, 2023, the Sponsor surrendered 373,750 share of Class B common stock, for no consideration, resulting in the Sponsor and directors holding 1,495,000 of Class B common stock. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 shares of Class B common stock were forfeited (sees Note 5 and 7), resulting in the Sponsor and directors holding 1,355,250 shares of Class B common stock. All share amounts have been retroactively adjusted to reflect the share surrenders.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation
Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)

	Common Stock Subject to Possible Redemption		Common Stock					Additional	Retained Earnings	Total
	Class A		Class A		Class B			Paid-in	(Accumulated	Stockholders’
For the six months ended June 30, 2023	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit)	Equity

Balance - December 31, 2022	—	$—	—	$—	1,495,000	(1)	$150	$24,850	$(6,306)	$18,694
Issuance of private placement warrants	—	—	—	—	—		—	3,577,000	—	3,577,000
Issuance of Class A common stock, net of issuance costs of $3,928,774	5,421,000	48,928,489	—	—	—		—	—	—	—
Issuance of Public Warrants, net of issuance costs of $ 90,313	—	—	—	—	—		—	1,127,840	—	1,127,840
Issuance of Representative Shares	—	—	54,210	5	—		—	270,515	—	270,520
Accretion of Class A common stock to redemption value	—	314,307	—	—	—		—	(314,307)	—	(314,307)
Net loss	—	—	—	—	—		—	—	(42,784)	(42,784)

Balance - March 31, 2023 (unaudited)	5,421,000	$49,242,796	54,210	$5	1,495,000	(1)	$150	$4,685,898	$(49,090)	$4,636,963
Accretion of Class A common stock to redemption value	—	2,231,134	—	—	—		—	(2,231,134)	—	(2,231,134)
Forfeiture of Class B common stock due to expiration of over-allotment option	—	—	—	—	(139,750)		(14)	14	—	—
Net income	—	—	—	—	—		—	—	453,111	453,111

Balance - June 30, 2023 (unaudited)	5,421,000	$51,473,930	54,210	$5	1,355,250		$136	$2,454,778	$404,021	$2,858,940

	Common Stock Subject to Possible Redemption		Common Stock					Additional		Total
	Class A		Class A		Class B			Paid-in	Accumulated	Shareholders’
For the six months ended June 30, 2022	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit	Deficit

Balance - March 3, 2022 (inception) (unaudited)	—	$—	—	$—	—		$—	$—	$—	$—
Net loss	—	—	—	—	—		—	—	(3,381)	(3,381)

Balance - March 31, 2022 (unaudited)	—	$—	—	$—	—		$—	$—	$(3,381)	$(3,381)
Issuance of common stock to Sponsor	—	—	—		1,495,000	(1)	150	24,850	—	25,000
Net loss	—	—	—	—	—		—	—	(2,960)	(2,960)

Balance - June 30, 2022 (unaudited)	—	$—	—	$—	1,495,000	(1)	$150	$24,850	$(6,341)	$18,659

(1)
Includes up to 139,750 shares of Class B common stock to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Notes 5 and 7). On March 16, 2023, the Sponsor surrendered 373,750 shares of Class B common stock, for no consideration, resulting in the Sponsor and directors holding 1,495,000 shares of Class B common stock. (see Notes 5 and 7). Following the expiration of the underwriters’ remaining overallotment option on April 30, 2023, the remaining 139,750 shares of Class B common stock were forfeited, resulting in the Sponsor and directors holding 1,355,250 shares of Class B common stock. All share amounts have been adjusted to reflect the share surrender.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended June 30, 2023	For the period from March 3, 2022 (inception) through June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$410,327	$(6,341)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend and interest income	(728,325)	—
Gain on change in fair value of overallotment option	(134,583)	—
Changes in current assets and liabilities
Prepaid expenses	(50,417)	(3,750)
Accounts payable and accrued expenses	246,761	3,075
Due to/from related party	5,000	(2,820)
Income taxes payable	141,062	—

Net cash used in operating activities	(110,175)	(9,836)

Cash Flows from Investing Activities		—
Investment of cash into Trust Account	(55,836,300)	—

Net cash used in investing activities	(55,836,300)	—

Cash Flows from Financing Activities:
Proceeds from founder share prepayment	—	25,000
Proceeds from promissory note	84,000	115,000
Repayment of promissory note	(395,500)	—
Gross proceeds from issuance of public units	54,210,000	—
Proceeds from issuance of Private Warrants	3,577,000	—
Payment of offering costs on public units	(1,382,072)	(80,536)

Net cash provided by financing activities	56,093,428	59,464

Net change in cash	146,953	49,628
Cash - beginning of the period	1,280	—

Cash - end of the period	$148,233	$49,628

Non-cash investing and financing activities:
Remeasurement of Class A common stock subject to possible redemption	$2,545,441	$—
Deferred underwriting commissions	$1,897,350	$—
Issuance of Representative Shares for services	$270,515	$—
Offering costs included in accrued offering cost s	$150,552	$239,323
The accompanying notes are an integral part of these unaudited condensed financial statements.

FOUR LEAF ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
Nature of Operations
Four Leaf Acquisition Corporation (the “Company”) is a newly organized blank check company that was incorporated as a Delaware corporation on March 3, 2022 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company has not selected any specific business combination target. While the Company may pursue an initial business combination target in any business or industry, the Company intends to focus its search on companies in the Internet of Things (“IoT”) space or adjacent spaces, that is, physical objects (or groups of objects) with sensors, processing ability, software, and other technologies that connect and exchange data with other devices and systems over the Internet or other communications networks, sometimes called “smart devices.” The Company intends to target companies in both developing markets (e.g., China and India) and the developed markets (e.g., United States and Europe).
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2022 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”) (as described below). The Company will not generate any operating revenues until after the completion of its initial business combination. The Company will generate non-operating
income in the form of dividend and interest income from the proceeds derived from the IPO (as defined below).
The Company has selected December 31 as its fiscal year end. The Company’s sponsor is ALWA Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on March 16, 2023. On March 16, 2023, the Company consummated its IPO of 5,200,000 units (“Units”). On March 17, 2023, the underwriters partially exercised their over-allotment option and purchased 221,000 additional Units. Each Unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock”), and one redeemable warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share (“Public Warrant”). The Units were sold at an offering price of $10.00 per Uni and generated total gross proceeds of $54,210,000.
Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 3,576,900 warrants (“Private Placement Warrants”) to the Sponsor at a price of approximately $1.00 per Private Placement Warrant, generating total proceeds of $3,577,000, which is described in Note 4.
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
In conjunction with the IPO, the Company issued to the underwriter 54,210 shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $270,520.

Following the closing of the IPO, an amount of $55,836,300 ($10.30 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as defined below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that the Company will be able to complete a business combination successfully. The Company must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the agreement to enter into the initial business combination. However, the Company will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940.
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
If the Company engages in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than a pro rata portion of his, her or its shares. The decision as to whether the Company will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If the Company determines to allow stockholders to sell their shares to the Company in a tender offer, it will file tender offer documents with the U.S. Securities and Exchange Commission (“SEC”) which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.
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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial business combination and the Company does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, the Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO (“Excess Shares”). However, the Company’s stockholders will not be restricted to vote all of their shares (including Excess shares) for or against the initial business combination. Additionally, such stockholders will not receive redemption distributions with respect to the Excess Shares if the Company completes the initial business combination.
The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete a business combination within 12 months (or if the Company decides to extend the period of time to complete the initial business combination up to two times by an additional three months each time, at $0.10 per unit per extension, for a total of $0.20 per unit in the aggregate in trust, within 18 months) from the closing of the IPO (the “Combination Period”) unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable up to the interest income from the Trust Account, divided by the number of then outstanding public shares.
If the Company is unable to complete an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination up to two times by an additional three months each time) from the closing of the IPO, or March 22, 2024 (or August 22, 2024 when extended), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $
100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Company’s Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Class B common stock held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the Initial Stockholders acquire public shares in or after the IPO date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a business combination within the prescribed time frame. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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
Going Concern Consideration
As of June 30, 2023, the Company had $148,233 in cash available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem Class A common stock. Up to $100,000 of interest and dividends earned in the Trust Account are available to pay dissolution expenses, if necessary. The Company may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes. As of June 30, 2023, none of the principal amount in the Trust Account was withdrawn as described above. In addition, in order to fund working capital deficiencies and finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). As of June 30, 2023, the Company had no borrowings under the Working Capital Loans.
The $148,233 held outside of the Trust Account as of June 30, 2023 may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, the Company has until March 22, 2024 (or August 22, 2024) to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
as filed with the SEC on March 7, 2023, which was declared effective on March 16, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding Class A common stock and Class B common stock during the periods presented. The weighted average shares for the three and six months ended June 30, 2023 were reduced for the effect of the Class B common stock that were subject to forfeiture.
The Company’s statements of operations include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class
method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC
480-10-S99-3A,
the Company deemed the fair value of the Class A common stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income (loss) per share.
The Company’s Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) could, potentially, be exercised or converted into Class A common stock and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted loss per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

A reconciliation of net income per share is as follows for the three months ended June 30, 2023:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable income	$359,612	$3,596	$89,903

Weighted average shares outstanding, basic and diluted	5,421,000	54,210	1,355,250

Basic and diluted net income per share	$0.07	$0.07	$0.07

A reconciliation of net income per share is as follows for the six months ended June 30, 2023:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable income	$287,764	$2,878	$119,685

Weighted average shares outstanding, basic and diluted	3,203,459	32,035	1,332,356

Basic and diluted net income per share	$0.09	$0.09	$0.09

A reconciliation of net loss per share is as follows for the three months ended June 30, 2022:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	$—	$—	$(2,960)

Weighted average shares outstanding, basic and diluted	—	—	1,355,250

Basic and diluted net loss per share	$—	$—	$(0.00)

A reconciliation of net loss per share is as follows for the period from March 3, 2022 (inception) through June 30, 2022:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	$—	$—	$(6,341)

Weighted average shares outstanding, basic and diluted	—	—	1,355,250

Basic and diluted net loss per share	$—	$—	$(0.00)

Marketable Securities Held in Trust Account
At June 30, 2023, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying unaudited condensed statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.
During the six months ended June 30, 2023, the Company did not withdraw any investment income from the Trust Account to pay its tax obligations.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,”
approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term
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

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock sold as part of the Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument on a straight-line basis. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes.
The redemption value as of June 30, 2023 includes $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the Trust Account, up to $100,000, if and when a dissolution is deemed probable.
The reconciliation of Class A common stock subject to possible redemption as of June 30, 2023 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible Redemption	(3,928,774)
Accretion to redemption value	2,545,441

Class A common stock subject to possible redemption	$51,473,930

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
As of June 30, 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account. The Company did not hold any Level 1 financial instruments as of December 31, 2022.
The over-allotment option expired on April 30, 2023. As such, the fair value of the over-allotment option was $134,583 and zero at the IPO date and April 30, 2023, respectively. The change in the over-allotment option was $(173,764) and ($134,583) for the three and six months ended June 30, 2023, respectively, which is included in change in fair value of over-allotment liability in the accompanying condensed statements of operations.
The Representative Shares were valued using the fair value of the Class A common stock, adjusted for 50% probability of consummation of the business combination and a discount for lack of marketability. The Public Warrants were valued using a Monte Carlo simulation based on management’s assumption incorporating 50% probability of completing a successful business combination. As such, these are considered to be non-recurring
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
The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of June 30, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. The proceeds from the Private Placement of the Private Placement Warrants funded the Trust Account, IPO issuance costs and will fund the future operations prior to the business combination. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Placement Warrants, will be included in the liquidating distribution to the public stockholders and the Private Placement Warrants will be worthless (see Note 7).
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
In May 2022, the Sponsor paid $25,000, or approximately $0.011 per share, to cover certain offering costs in consideration for 2,156,250 shares of Class B common stock, par value $0.0001 (the “Founder Shares” or “Class B common stock”). On May 10, 2022, the Sponsor surrendered 287,500 Founder Shares, for no consideration, resulting in the Sponsor and directors continuing to hold 1,868,750 Founder Shares. On August 26, 2022, the Sponsor transferred 25,000 Founder Shares to each of Rahul Mewawalla and Stephen Markscheid, each of which are members of the Company’s Board of Directors (Note 8). The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s Board of Directors through the closing of such initial business combination. On March 16, 2023, the Sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in the Sponsor and directors holding an aggregate of 1,495,000 Founder Shares. Up to 195,000 of the Founder Shares were subject to forfeiture to the extent the over-allotment option (see Note 6) was not exercised in full by the underwriter prior to its expiration date on April 30, 2023.
On March 17, 2023, upon the partial exercise their over-allotment option by the underwriters, the forfeiture lapsed for 55,250 Founder Shares. Following the expiration of the underwriters’ remaining over- allotment option on April 30, 2023, the remaining 139,750 Founder Shares were forfeited, resulting in the Sponsor and directors holding an aggregate of 1,355,250 Founder Shares.
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
Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. The proceeds from the Private Placement of the Private Placement Warrants funded the trust account, IPO issuance costs and will fund the future operations prior to the business combination. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Placement Warrants, will be included in the liquidating distribution to the public stockholders and the Private Placement Warrants will be worthless (see Note 7).
Due from Related Party
As of June 30, 2023 and December 31, 2023, the Company recorded $0 and $2,820
, respectively, for amounts that were owed to the Company by the Sponsor.
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
The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion. As of June 30, 2023, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
On March 22, 2023, the Company entered into an administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 for the three and six months ended June 30, 2023. This amount is included in Due to Related Party on the accompanying balance sheet
s
, which was offset by $27,820 of due from related party, resulting in a balance at June 30, 2023 of $2,180. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.
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
Underwriting Agreement
The underwriter received a fee of $0.15 per unit, or $813,150 in the aggregate at the closing of the IPO. In addition, $0.35 per share, or $1,897,350 in the aggregate will be payable to the underwriter for deferred underwriting commissions solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

In addition, in conjunction with the IPO, the Company issued to the underwriter 52,000 Representative Shares. The holders of the Representative Shares agreed (a) that they will not transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial business combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial business combination and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial business combination within the Combination Period. The representative shares are deemed to be underwriters’ compensation by FINRA pursuant to FINRA Rule 5110.
Phishing attack
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
NOTE 7 — STOCKHOLDERS’ EQUITY
Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.
Class A common stock — The Company is authorized to issue 26,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 5,421,000 and zero shares of Class A common stock issued or outstanding, respectively.
Class B common stock — The Company is authorized to issue 4,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,355,250 and 1,495,000 shares of Class B common stock issued and outstanding. Refer to Note 5 for further detail.
Holders of Class A common stock and holders of Class B common stock vote together as a single class on all other matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The Class B common stock will automatically convert into Class A common stock at the time of a business combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of shares of common stock issued and outstanding upon completion of the IPO, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities by the Company in connection with or in relation to the consummation of a business combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the business combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B common stock convert into Class A common stock at a rate of less than one-to-one.
Warrants — As of June 30, 2023, 5,421,000 Public Warrants and 3,576,900 Private Placement Warrants (collectively, the “Warrants”) were outstanding. The Warrants were issued in the same form at the IPO date. Each Public Warrant and Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.
As of December 31, 2022, there were no Warrants outstanding.
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at a newly issued price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the newly issued price.
The Warrants will become exercisable 30 days after the completion of a business combination. However, no Warrant shall be exercisable for cash and the Company shall not be obligated to issue shares of common stock upon exercise of a Warrant unless the common stock issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the condition in the immediately preceding sentence is not satisfied with respect to a Warrant, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and such Warrant may have no value and expire worthless, in which case the purchaser of a Unit containing such Public Warrants shall have paid the full purchase price for the Unit solely for the shares of Class A common stock underlying such Unit. Warrants may not be exercised by, or securities issued to, any registered holder in any state in which such exercise would be unlawful.
The Warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “ 30 -day redemption period”) to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period commencing once the warrants become exercisable and ending three days before the Company sends the notice of redemption to the warrant holders.

If the Company call the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third day prior to the date on which the notice of redemption is sent to the holders of warrants
.
NOTE 8 —
STOCK-BASED
COMPENSATION
Class B Common Stock Share Transfers
In August 2022, the Sponsor transferred 25,000 shares of Class B common stock to each of the two independent directors as compensation for their service on the Company’s Board of Directors. If the director was no longer serving as a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such director’s shares shall be returned to Sponsor. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. Therefore, the Company recorded no compensation expense for the period from March 3, 2022 (inception) through June 30, 2023.
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
Total unrecognized compensation expense related to unvested Founder Shares at June 30, 2023 amounted to approximately $40,500 and is expected to be recognized upon the Triggering Event.
Representative Shares
On March 16, 2023, in conjunction with the IPO, the Company issued to the underwriter 52,000 shares of Class A common stock for nominal consideration (the “Representative Shares”).
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
items.
The Company’s ETR was 22.8% and 0% for the three months ended June 30, 2023 and 2022, respectively. The Company’s ETR was 25.6
%
and 0% for the six months ended June 30, 2023 and for the period from March 3, 2022 (inception) through June 30, 2022, respectively.
The difference between the effective tax rate of 22.8% and the U.S. federal statutory rate of 21% for the three months ended June 30, 2023 was primarily due to the change in the valuation allowance (as a result of dividend and interest income earned on the Company’s Trust Account), and the permanent difference arising from the loss on change in fair value of the over-allotment liability.
The difference between the effective tax rate of 25.6
%
and the U.S. federal statutory rate of 21% for the six months ended June 30, 2023 was primarily due to the change in the valuation allowance (as a result of dividend and interest income earned on the Company’s Trust Account), and the permanent difference arising from the loss on change in fair value of the over-allotment liability.
The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the period from March 3, 2022 (inception) through June 30, 2022 and the three months ended June 30, 2022 was due to the full valuation allowance recognized against the deferred tax assets.
The Company has no uncertain tax positions related to federal and state income taxes. The 2022 federal tax return for the Company remains open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.
NOTE 10 — SUBSEQUENT EVENTS
The Company did not identify any subsequent events that occurred after the balance sheet date up to the date that the financial statement was issued and that require adjustment or disclosure in the unaudited condensed financial statements.

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

Transaction costs amounted to $4,019,087 consisting of $2,710,500 of underwriting commissions, the Representative Shares (as defined below), and $1,038,067 of other offering costs. At the IPO date, cash of $974,028 was held outside of the Trust Account (as defined below) and is available for the payment of the Note (as defined herein) when necessary, payment of accrued offering costs and for working capital purposes.

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

If the Company is unable to complete an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination up to two times by an additional three months each time) from the closing of the IPO, or March 22, 2024 (or August 22, 2024), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity, Capital Resources and Going Concern

At June 30, 2023, we had cash of $148,233 and a working capital deficit of $136,743, excluding the franchise and income tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2022 (inception) to June 30, 2023 were organizational activities and those necessary to consummate the IPO and identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the Company’s Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (defined below), and a loan amounting to $395,500 as of the IPO date, which was repaid on March 24, 2023, under an unsecured and noninterest bearing promissory note from the Sponsor (the “Note”). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been and will continue to be satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement. In addition, in order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. Through June 30, 2023, the Company has zero amounts borrowed under the Working Capital Loans.

As of June 30, 2023, the Company had cash in the Trust Account of $56,564,625. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $1,897,350) to complete its initial business combination, to the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination. The Company may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes. As of June 30, 2023, none of the principal amount in the Trust Account was withdrawn as described above.

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

The $148,233 held outside of the Trust Account as of June 30, 2023, may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, the Company has until March 22, 2024 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Company’s sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a business combination is not consummated. This financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

The Company’s entire activity from its inception through the IPO date was in preparation for the IPO, and since the IPO, the Company’s activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenues until the closing and completion of an initial business combination, at the earliest.

For the three months ended June 30, 2023, the Company had net income of $453,111, which was primarily related to $666,505 of dividend and interest income earned in the Trust Account and $173,764 of income related to the change in fair value of the over-allotment liability, offset by $253,135 of formation and general and administrative costs and $134,023 of income tax expense. For the six months ended June 30, 2023, the Company had net income of $410,327, which was primarily related to $728,325 of dividend and interest income earned in the Trust Account and $134,583 of income related to the change in fair value of the over-allotment liability, offset by $311,519 of formation and general and administrative costs and $141,062 of income tax expense. For the three months ended June 30, 2022, the Company had a net loss of $2,960, which consisted of formation and general and administrative costs. For the period from March 3, 2022 (inception) through June 30, 2022, the Company had a net loss of $6,341, which consisted of formation and general and administrative costs.

The dividend and interest income during the three and six months ended June 30, 2023 represents the income earned in the Trust Account for the three and six months ended June 30, 2023. The income tax expense during the three and six months ended June 30, 2023 was primarily attributable to the dividend and interest income earned in the Trust Account. General and administrative costs increased during the three and six months ended June 30, 2023 due to the Company’s activities related to operating as a public company versus only formation-related expenses during the three months ended June 30, 2022 and the period from March 3, 2022 (inception) through June 30, 2022.

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

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, for up to 12 months, for office space, secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 for the three and six months ended June 30, 2023. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of Class A common stock outstanding during the applicable period. The weighted average shares for the three and six months ended June 30, 2023 were reduced for the effect of the Class B common stock that were subject to forfeiture.

The Company’s statements of operations include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class method of net income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with

ASC 480-10-S99-3A, the Company deemed the fair value of the Class A common stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income (loss) per share. The Company’s Public Warrants and Private Placement Warrants (see Note 4) could, potentially, be exercised or converted into Class A common stock and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income (loss) per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock sold as part of the Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument on a straight-line basis. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes.

The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital. Subsequent to the IPO date, the Company accretes a portion of the accretion that reflects a redemption in excess of fair value, and dividend and interest income earned in the Trust Account in excess of income and franchise taxes.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

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

Additionally, the Company is in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, the Company chooses to rely on such exemptions the Company may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officers’ compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until the Company is no longer an “emerging growth company,” whichever is earlier.

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

On March 16, 2023, the Sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in the Sponsor and directors holding an aggregate of 1,495,000 Founder Shares, of which up to 195,000 was subject to forfeiture to the extent the over-allotment option was not exercised in full by the underwriter prior to its expiration date on April 30, 2023.

On March 17, 2023, upon the partial exercise their over-allotment option by the underwriters, the forfeiture lapsed for 55,250 Founder Shares. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 Founder Shares were forfeited, resulting in our Sponsor and directors holding an aggregate of 1,355,250 Founder Shares.

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

Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. The proceeds from the Private Placement of the Private Placement Warrants funded the trust account, IPO issuance costs and will fund the future operations prior to the business combination. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Placement Warrants, will be included in the liquidating distribution to the public stockholders and the Private Placement Warrants will be worthless.

Due from Related Party

As of June 30, 2023 and December 31, 2022, the Company recorded $0 and $2,820, respectively, for amounts that were owed to the Company by the Sponsor.

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

The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion. As of June 30, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On March 22, 2023, the Company entered into an administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 for the three and six months ended June 30, 2023. This amount is included in Due to related party on the accompanying balance sheet, which was offset by $27,820 of due from related party, resulting in a balance at June 30, 2023 of $2,180. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in internal controls over financial reporting related to the Company’s review and approval of cash disbursements.

The Company’s management has concluded that there was a material weakness in its internal control over financial reporting related to the Company’s review and approval of cash disbursements.

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

Changes in Internal Control Over Financial Reporting

Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in the internal control over financial reporting, during the most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On May 31, 2022, the Sponsor, ALWA Sponsor LLC, purchased 2,156,250 Founder Shares for an aggregate purchase price of $25,000. Subsequently, on August 26, 2022, the Sponsor forfeited an aggregate of 287,500 shares for no consideration, resulting in the Sponsor holding an aggregate of 1,868,750 Founder Shares. Subsequently on March 16, 2023, the Sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in our Sponsor holding an aggregate of 1,495,000 Founder Shares. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 Founder Shares were forfeited.

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

Use of Proceeds

On March 22, 2023, the Company consummated an Initial Public Offering of 5,421,000 units (the “Units”), inclusive of 221,000 over-allotment Units resulting from the partial exercise by the underwriters of their over-allotment option which occurred on March 17, 2023, at $10.00 per Unit, generating gross proceeds of $54,210,000, and incurring offering costs (inclusive of the partial exercise of the underwriter’s over-allotment option on March 17, 2023) of approximately $4.0 million, including approximately $0.8 million of underwriting fees, approximately $1.9 million associated with deferred underwriting fees, approximately $0.3 million of costs associated with the issuance of Representative Shares, and approximately $1.0 million of other offering costs.

After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the IPO expenses, $55,836,300 of the net proceeds from the IPO and certain of the proceeds from the sale of the Private Placement Warrants (or $10.30 per Unit sold in the IPO, including partial over-allotment option exercise) were placed in the Trust Account established for the benefit of our public stockholders maintained by Continental Stock Transfer & Trust Company acting as trustee.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of September, 2023.

FOUR LEAF ACQUISITION CORPORATION

By:	/s/ Angel Orrantia
Name:	Angel Orrantia
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Coco Kou
Name:	Coco Kou
Title:	Chief Executive Officer
(Principal Financial Officer)