Form 10-Q
period 2023-09-30
Four Leaf Acquisition Corp
filed 2023-12-26
CIK 1936255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A	FORLU	The Nasdaq Stock Market LLC
common stock and one redeemable Warrant
Class A common stock, par value $0.0001 per share	FORL	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of	FORLW	The Nasdaq Stock Market LLC
Class A common stock for $11.50 per share
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
December 22
, 2023, 5,475,210 shares of Class A common stock, par value $0.0001 per share, and 1,355,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FOUR LEAF ACQUISITION CORPORATION QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
FOUR LEAF ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$4,552	$1,280
Due from related party	—	2,820
Prepaid expenses	121,328	7,500

Total current assets	125,880	11,600
Other assets
Marketable securities held in trust account	57,301,480	—
Deferred offering costs	—	705,130

Total assets	$57,427,360	$716,730

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$97,440	$386,536
Accounts payable and accrued expenses	213,110	—
Due to related party	32,180	—
Convertible note - related party	95,000	—
Pro missor y note - related party	—	311,500
Deferred credit - operating expenses funded by potential target	191,250	—
Income taxes payable	289,859	—

Total current liabilities	918,839	698,036
Deferred underwriting fee payable	1,897,350	—

Total liabilities	2,816,189	698,036

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 26,000,000 shares authorized; 5,421,000 shares at $10.50 redemption value and zero shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	53,760,641	—
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 26,000,000 shares authorized; 54,210 issued and outstanding (excluding 5,421,000 shares subject to possible redemption) and zero shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	5	—
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; 1,355,250 and 1,495,000 (1) shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	136	150
Additional paid-in capital	168,067	24,850
Retained earnings (accumulated deficit)	682,322	(6,306)

Total stockholders’ equity	850,530	18,694

Total liabilities, common stock subject to possible redemption, and stockholders’ equity	$57,427,360	$716,730

(1)
Includes up to 139,750 shares of Class B common stock, $0.0001 par value (“Class B common stock”) subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter as of December 31, 2022. On March 16, 2023
, ALWA Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) surrendered

373,750 shares of Class B common stock, for no consideration. (see Notes 5 and 7). Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 shares of Class B common stock were forfeited. All share amounts have been adjusted to reflect the share surrender (see Notes 5 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation
Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from March 3, 2022 (inception) through September 30,
	2023	2022	2023	2022

Formation and operating costs	$309,757	$80	$621,276	$6,421

Loss from operations	(309,757)	(80)	(621,276)	(6,421)
Other income (expense):
Dividend and interest income	736,855	—	1,465,180	—
Change in fair value of over-allotment liability	—	—	134,583	—

Income (loss) before income taxes	427,098	(80)	978,487	(6,421)
Income tax provision	(148,797)	—	(289,859)	—

Net income (loss)	$278,301	$(80)	$688,628	$(6,421)

Weighted average shares outstanding of Class A common stock subject to possible redemption	5,421,000	—	3,950,762	—
Basic and diluted net income ( loss ) per share, Class A common stock subject to possible redemption (see Note 2)	$0.04	$—	$0.13	$—
Weighted average shares outstanding of Class A common stock	54,210	—	39,508	—
Basic and diluted net income (loss) per share, Class A Common Stock (see Note 2)	$0.04	$—	$0.13	$—
Weighted average shares outstanding of Class B common stock (1)	1,355,250	1,355,250	1,340,071	1,355,250
Basic and diluted net income (loss) per share, Class B common stock (see Note 2)	$0.04	$(0.00)	$0.13	$(0.00)

(1)
Excludes an aggregate of up to 139,750 shares of Class B common stock subject to forfeiture depending on the extent to which the underwriters’ overallotment option is exercised (see Notes 5 and 7). On March 16, 2023, the Sponsor surrendered 373,750 share of Class B common stock, for no consideration, resulting in the Sponsor and directors holding 1,495,000 of Class B common stock. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 shares of Class B common stock were forfeited (sees Notes 5 and 7), resulting in the Sponsor and directors holding 1,355,250 shares of Class B common stock. All share
amounts have been retroactively adjusted to reflect the share surrenders.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation
Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)

	Common Stock Subject to Possible Redemption		Common Stock					Additional Paid-in Capital	Retained	Total Stockholders’ Equity
	Class A		Class A		Class B				Earnings (Accumulated
	Shares	Amount	Shares	Amount	Shares		Amount		Deficit)
Balance - December 31, 2022	—	$—	—	$—	1,495,000	(1)	$150	$24,850	$(6,306)	$18,694
Issuance of private placement warrants	—	—	—	—	—		—	3,577,000	—	3,577,000
Issuance of Class A Common Stock, net of issuance costs of $3,928,774	5,421,000	48,928,489	—	—	—		—	—	—	—
Issuance of Public Warrants, net of issuance costs of $90,313	—	—	—	—	—		—	1,127,840	—	1,127,840
Issuance of Representative Shares	—	—	54,210	5	—		—	270,515	—	270,520
Accretion of Class A Common Stock to redemption value	—	314,307	—	—	—		—	(314,307)	—	(314,307)
Net loss	—	—	—	—	—		—	—	(42,784)	(42,784)

Balance - March 31, 2023 (unaudited)	5,421,000	49,242,796	54,210	5	1,495,000		150	4,685,898	(49,090)	4,636,963
Accretion of Class A Common Stock to redemption value	—	2,231,134	—	—	—		—	(2,231,134)	—	(2,231,134)
Forfeiture of Class B Common Stock due to expiration of over-allotment option	—	—	—	—	(139,750)		(14)	14	—	—
Net income	—	—	—	—	—		—	—	453,111	453,111

Balance - June 30, 2023 (unaudited)	5,421,000	51,473,930	54,210	5	1,355,250		136	2,454,778	404,021	2,858,940
Accretion of Class A Common Stock to redemption value	—	2,286,711	—	—	—		—	(2,286,711)	—	(2,286,711)
Net income	—	—	—	—	—		—	—	278,301	278,301

Balance - September 30, 2023 (unaudited)	5,421,000	$53,760,641	54,210	$5	1,355,250		$136	$168,067	$682,322	$850,530

	Common Stock Subject to Possible Redemption		Common Stock					Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares		Amount
Balance - March 3, 2022 (inception) (unaudited)	—	$—	—	$—	—		$—	$—	$—	$—
Net loss	—	—	—	—	—		—	—	(3,381)	(3,381)

Balance - March 31, 2022 (unaudited)	—	—	—	—	—		—	—	(3,381)	(3,381)
Issuance of common stock to Sponsor	—	—	—		1,495,000	(1)	150	24,850	—	25,000
Net loss	—	—	—	—	—		—	—	(2,960)	(2,960)

Balance - June 30, 2022 (unaudited)	—	—	—	—	1,495,000		150	24,850	(6,341)	18,659
Net loss	—	—	—	—	—		—	—	(80)	(80)

Balance - September 30, 2022 (unaudited)	—	$—	—	$—	1,495,000		$150	$24,850	$(6,421)	$18,579

(1)
Includes up to 139,750 shares of Class B common stock to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Notes 5 and 7). On March 16, 2023, the Sponsor surrendered 373,750 shares of Class B common stock, for no consideration, resulting in the Sponsor and directors holding 1,495,000 shares of Class B common stock. (see Notes 5 and 7). Following the expiration of the underwriters’ remaining overallotment option on April 30, 2023, the remaining 139,750 shares of Class B common stock were forfeited, resulting in the Sponsor and directors holding 1,355,250 shares of Class B common stock. All share amounts have been a dj
usted to reflect the share surrender.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30, 2023	For the period from March 3, 2022 (inception) through September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$688,628	$(6,421)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividend and interest income	(1,465,180)	—
Gain on change in fair value of overallotment option	(134,583)	—
Changes in current assets and liabilities
Prepaid expenses	(26,172)	(8,750)
Accounts payable and accrued expenses	316,704	115
Due to/from related party	35,000	(2,820)
Income taxes payable	289,859	—

Net cash used in operating activities	(295,744)	(17,876)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(55,836,300)	—

Net cash used in investing activities	(55,836,300)	—

Cash Flows from Financing Activities:
Proceeds from convertible note-related party	95,000	—
Proceeds from promissory note	84,000	241,500
Proceeds from issuance of common stock	—	25,000
Repayment of promissory note	(395,500)	—
Gross proceeds from issuance of public units	54,210,000	—
Proceeds from issuance of Private Placement Warrants	3,577,000	—
Payment of offering costs on p ublic u nits	(1,435,184)	(247,344)

Net cash provided by financing activities	56,135,316	19,156

Net change in cash	3,272	1,280
Cash - beginning of the period	1,280	—

Cash - end of the period	$4,552	$1,280

Non-cash investing and financing activities:
Remeasurement of Class A shares subject to possible redemption	$4,832,152	$—
Deferred underwriting commissions	$1,897,350	$—
Issuance of Representative Shares for services	$270,520	$—
Directors’ and officers’ insurance fee paid by potential target	$191,250	$—
Offering costs included in accrued offering costs	$97,440	$295,747
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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2022 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”) (as described below). The Company will not generate any operating revenues until after the completion of its initial business combination. The Company will generate non-operating
income in the form of dividend and interest income from the proceeds derived from the IPO (as defined below).
The Company has selected December 31 as its fiscal year end. The Company’s sponsor is ALWA Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on March 16, 2023. On March 16, 2023, the Company consummated its IPO of 5,200,000 units (“Units”). On March 17, 2023, the underwriters partially exercised their over-allotment option and purchased 221,000 additional Units. Each Unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock”), and one redeemable warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share (“Public Warrant”). The Units were sold at an offering price of $10.00 per Unit and generated total gross proceeds of $54,210,000.
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

6

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
If the Company is unable to complete an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination up to two times by an additional three months each time) from the closing of the IPO, or March 22, 2024 (or September 22, 2024 when extended), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Company’s Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Class B common stock held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the Initial Stockholders acquire public shares in or after the IPO date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a business combination within the prescribed time frame. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note

) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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
Going Concern Consideration
As of September 30, 2023, the Company had $4,552 in cash available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem Class A common stock. Up to $100,000 of interest and dividends earned in the Trust Account are available to pay dissolution expenses, if necessary. The Company may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes payable. As of September 30, 2023, none of the principal amount in the Trust Account was withdrawn as described above. In addition, in order to fund working capital deficiencies and finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). As of September 30, 2023, the Company had
$95,000
outstanding as Working Capital Loans in the form of convertible notes from the Sponsor.
The $4,552 held outside of the Trust Account as of September 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, the Company has until March 22, 2024 (or September 22, 2024) to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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

Risks and Uncertainties
Results of operations and the Company’s ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, and geopolitical instability, including the current military conflicts in Ukraine and Israel. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and ability to complete an initial business combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
On December 27, 2022, the U.S. Department of the Treasury issued Notice
2023-2
(the “Notice”) as interim guidance until publication of forthcoming proposed regulations on the excise tax. Although the guidance in the Notice does not constitute proposed or final Treasury regulations, taxpayers may generally rely upon the guidance provided in the Notice until the issuance of the forthcoming proposed regulations. Certain of the forthcoming proposed regulations (if issued) could, however, apply retroactively. The Notice generally provides that if a covered corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such covered corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax.
Because any redemptions of our stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022, such redemptions may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs (including redemptions in connection with the Special Meeting), (iii) the nature and amount of any equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) legal uncertainties regarding how the excise tax applies to transactions like the Business Combination (and, if applicable, a complete liquidation and dissolution of the Company) and the content of final and proposed regulations and further guidance from the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination. The proceeds placed in the trust account and the interest earned thereon will not be used to pay for the excise tax that may be levied on the Company in connection with such redemptions. The Company further confirms that it will not utilize any funds from the trust account to pay any such excise tax.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period from March 3, 2022 (inception) through December 31, 2022 included in the Company’s Form
S-1/A
as filed with the SEC on March 7, 2023, which was declared effective on March 16, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding Class A common stock and Class B common stock during the periods presented. The weighted average shares for the nine months ended September 30, 2023 were reduced for the effect of the Class B common stock that were subject to forfeiture.
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

A reconciliation of net income per share is as follows for the three months ended September 30, 2023:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$220,874	$2,209	$55,218

Weighted average shares outstanding, basic and diluted	5,421,000	54,210	1,355,250

Basic and diluted net income per share	$0.04	$0.04	$0.04

A reconciliation of net income per share is as follows for the nine months ended September 30, 2023:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$510,400	$5,104	$173,124

Weighted average shares outstanding, basic and diluted	3,950,762	39,508	1,340,071

Basic and diluted net income per share	$0.13	$0.13	$0.13
A reconciliation of net loss per share is as follows for the three months ended September 30, 2022:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	$—	$—	$(80)

Weighted average shares outstanding, basic and diluted	—	—	1,355,250

Basic and diluted net loss per share	$—	$—	$(0.00)

A reconciliation of net loss per share is as follows for the period from March 3, 2022 (inception) through September 30, 2022:

	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	$—	$—	$(6,421)

Weighted average shares outstanding, basic and diluted	—	—	1,355,250

Basic and diluted net loss per share	$—	$—	$(0.00)

Marketable Securities Held in Trust Account
On September 30, 2023, the assets
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
During the three and nine months ended September 30, 2023, the Company did not withdraw any investment income from the Trust Account to pay its tax obligations.
Deferred Credit
During the three months ended September 30, 2023, the Company received a $191,250 unconditional and non-refundable reimbursement for certain general and administrative expenses incurred by the Company, from a potential de-SPAC target company, as part of a non-binding letter of intent. This amount was recorded as a deferred credit associated with a potential business combination in the accompanying unaudited condensed balance sheet as of for the three and nine months ended September 30, 2023.
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

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock sold as part of its IPO, features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument on a straight-line basis. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes.
The redemption value as of September 30, 2023 includes $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the Trust Account, up to $100,000, if and when a dissolution is deemed probable.
The reconciliation of Class A common stock subject to possible redemption as of September 30, 2023 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible Redemption	(3,928,774)
Accretion to redemption value	4,832,152

Class A common stock subject to possible redemption	$53,760,641

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
As of September 30, 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account. The Company did not hold any Level 1 financial instruments as of December 31, 2022.
The over-allotment option expired on April 30, 2023. As such, the fair value of the over-allotment option was $134,583 and zero at the IPO date and April 30, 2023, respectively. The change in the over-allotment option was $0 and ($134,583) for the three and nine months ended September 30, 2023, respectively, which is included in change in fair value of over-allotment liability in the accompanying unaudited condensed statements of operations.
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
Level 3 fair value measurements.
Working Capital Loans
The Working Capital Loans (Note 5) are issued in the form of convertible notes. The embedded feature to convert the Working Capital Loans into Private Placement Warrants at a price of $1.00 per warrant (the “Embedded Feature
”). Given that the Embedded Feature is indexed to the Company’s common stock which is classified as equity, the Embedded Feature
does not
require the Company to settle the obligation in cash,
the Embedded Feature
does not contain

a
beneficial conversion feature,
and
the Embedded Feature
does not include a significant premium, the Embedded Feature is not required to be accounted for separately.

Income Taxes
The Company adopted ASC 740, “Income Taxes” (“ASC 740”), at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
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
The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of September 30, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.
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
Due from/to Related Party
As of September 30, 2023 and December 31, 2022, the Company recorded $0 and $2,820, respectively, for amounts that were owed to the Company by the Sponsor. As of September 30, 2023, the Company recorded $35,000 liability to the Sponsor related to the outstanding amounts due under the Administrative Support Agreement discussed below, offset by $2,820 for amounts that were owed to the Company by the Sponsor.
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
On each of August 17, 2023 and September 20, 2023, the Sponsor loaned the Company $30,000 and $65,000, respectively, as Working Capital Loans. The Working Capital Loans are to be repaid upon the consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of September 30, 2023
and
December 31, 2022, the Company had $95,000 and $0, respectively, borrowed under Working Capital Loans from the Sponsor included in Convertible note - related party in the accompanying unaudited
and condensed consolidated balance sheets.
Administrative Support Agreement
On March 22, 2023, the Company entered into an administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and nine months ended September 30, 2023. This amount is included in Due to Related Party on the accompanying balance sheets. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2023, $35,000 was accrued for amounts due to the Sponsor under the Administrative Support Agreement.
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

In addition, in conjunction with the IPO, the Company issued to the underwriter 54,210 Representative Shares. The holders of the Representative Shares agreed (a) that they will not transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial business combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial business combination and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial business combination within the Combination Period. The representative shares are deemed to be underwriters’ compensation by FINRA pursuant to FINRA Rule 5110.
Phishing
A
ttack
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
NOTE 7 — STOCKHOLDERS’ EQUITY
Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2023 and December 31, 2022 there were no shares of preferred stock issued or outstanding.
Class A common stock — The Company is authorized to issue 26,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 5,475,210, of which 5,421,000 shares are subject to possible redemption and included in temporary equity, and zero shares of Class A common stock issued or outstanding, respectively.
Class B common stock — The Company is authorized to issue 4,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 1,355,250 and 1,495,000 shares of Class B common stock issued and outstanding, respectively. Refer to Note 5 for further detail
.
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
Warrants — As of September 30, 2023, 5,421,000 Public Warrants and 3,576,900 Private Placement Warrants (collectively, the “Warrants”) were outstanding. The Warrants were issued in the same form at the IPO date. Each Public Warrant and Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.
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
NOTE 8 —
STOCK
-BASED
COMPENSATION
Class B Common Stock Share Transfers
In August 2022, the Sponsor transferred 25,000 shares of Class B common stock to each of the two independent directors as compensation for their service on the Company’s Board of Directors. If the director was no longer serving as a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such director’s shares shall be returned to Sponsor. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. Therefore, the Company recorded no compensation expense for the period from March 3, 2022 (inception) through September 30, 2023.
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
Total unrecognized compensation expense related to unvested Founder Shares at September 30, 2023 amounted to approximately $40,500 and is expected to be recognized upon the Triggering Event.
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
items.
The Company’s ETR was 34.8% and 0% for the three months ended September 30, 2023 and 2022, respectively. The Company’s ETR was 29.6% and 0% for the nine months ended September 30, 2023 and for the period from March 3, 2022 (inception) through September 30, 2022, respectively.
The difference between the effective tax rate of 34.8% and the U.S. federal statutory rate of 21% for the three months ended September 30, 2023 was primarily due to the change in the valuation allowance (as a result of dividend and interest income earned on the Company’s Trust Account), and the permanent differences arising from the change in fair value of the over-allotment liability.
The difference between the effective tax rate of 29.6% and the U.S. federal statutory rate of 21% for the nine months ended September 30, 2023 was primarily due to the change in the valuation allowance (as a result of dividend and interest income earned on the Company’s Trust Account), and the permanent differences arising from the change in fair value of the over-allotment liability.
The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the period from March 3, 2022 (inception) through September 30, 2022 and the three months ended September 30, 2022 was due to the full valuation allowance recognized against the Company’s deferred tax assets.
The Company has no uncertain tax positions related to federal and state income taxes. The 2022 federal tax return for the Company remains open for examination. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.
NOTE 10 — SUBSEQUENT EVENTS
The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements other than below:
On November 3, 2023, the Company entered into an additional working capital loan with its Sponsor in the amount of $70,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our sponsor is ALWA Sponsor LLC (the “Sponsor”), a Delaware limited liability company.

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

If the Company is unable to complete an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination up to two times by an additional three months each time) from the closing of the IPO, or March 22, 2024 (or September 22, 2024), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity, Capital Resources and Going Concern

At September 30, 2023, we had cash of $4,552 and a working capital deficit of $418,200, excluding the franchise and income tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2022 (inception) to September 30, 2023 were organizational activities and those necessary to consummate the IPO and identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the Company’s Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (defined below), and loans under an unsecured and noninterest bearing promissory note from the Sponsor (the “Note”). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been and will continue to be satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement. In addition, in order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. As of September 30, 2023, the Company had $95,000 of outstanding Working Capital Loans from the Sponsor.

As of September 30, 2023, the Company had cash in the Trust Account of $57,301,480. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $1,897,350) to complete its initial business combination, to the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination. The Company may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes. As of September 30, 2023, none of the principal amount in the Trust Account was withdrawn as described above.

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

If the Company is unable to complete an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination up to two times by an additional three months each time) from the closing of the IPO, or March 22, 2024 (or September 22, 2024), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The $4,552 held outside of the Trust Account as of September 30, 2023, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, the Company has until March 22, 2024, barring any extension, to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Company’s sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming a business combination is not consummated. This financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three months ended September 30, 2023, the Company had net income of $278,301, which was primarily related to $736,855 of dividend and interest income earned in the Trust Account, offset by $309,757 of formation and general and administrative costs and $148,797 of income tax expense.

For the nine months ended September 30, 2023, the Company had net income of $688,628, which was primarily related to $1,465,180 of dividend and interest income earned in the Trust Account and, $134,583 of income related to the change in fair value of the over-allotment liability, offset by $621,276 of formation and general and administrative costs and $289,859 of income tax expense.

For the three months ended September 30, 2022, the Company had a net loss of $80, which consisted of formation and general and administrative costs.

For the period from March 3, 2022 (inception) through September 30, 2022, the Company had a net loss of $6,421, which consisted of formation and general and administrative costs.

The dividend and interest income during the three and nine months ended September 30, 2023 represents the income earned in the Trust Account for the three and nine months ended September 30, 2023. The income tax expense during the three and nine months ended September 30, 2023 was primarily attributable to the dividend and interest income earned in the Trust Account. General and administrative costs increased during the three and nine months ended September 30, 2023 due to the Company’s activities related to operating as a public company versus only formation-related expenses during the three months ended September 30, 2022 and the period from March 3, 2022 (inception) through September 30, 2022.

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

Administrative Support Agreement

In conjunction with the IPO closing, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, for up to 12 months, for office space, secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and nine months ended September 30, 2023, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2023, $35,000 was accrued for amounts due to the Sponsor under the Administrative Support Agreement, offset by $2,820 for amounts that were owed to the Company by the Sponsor.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. No critical accounting estimates were identified. Critical accounting policies are identified below.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of Class A common stock outstanding during the applicable period. The weighted average shares for the three and nine months ended September 30, 2022 were reduced for the effect of the Class B common stock that were subject to forfeiture.

The Company’s statements of operations include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class method of net income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with

ASC 480-10-S99-3A, the Company deemed the fair value of the Class A common stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income (loss) per share. The Company’s Public Warrants and Private Placement Warrants (see Note 3) could, potentially, be exercised or converted into Class A common stock and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income (loss) per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock sold as part of the IPO, feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument on a straight-line basis. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes.

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

Due from Related Party

As of September 30, 2023 and December 31, 2022, the Company recorded $0 and $2,820, respectively, for amounts that were owed to the Company by the Sponsor.

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

On each of August 17, 2023 and September 20, 2023, the Sponsor loaned the Company $30,000 and $65,000, respectively, as Working Capital Loans. The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of September 30, 2023 and December 31, 2022, the Company had $95,000 and $0, respectively, borrowed under Working Capital Loans from the Sponsor included in Convertible note-related party in the accompanying unaudited condensed consolidated balance sheets.

Administrative Support Agreement

On March 22, 2023, the Company entered into an administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and nine months ended September 30, 2023. This amount is included in Due to related party on the accompanying balance sheet. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2023, $35,000 was accrued for amounts due to the Sponsor under the Administrative Support Agreement, offset by $2,820 for amounts that were owed to the Company by the Sponsor.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in internal controls over financial reporting related to the Company’s review and approval of cash disbursements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On May 31, 2022, the Sponsor, ALWA Sponsor LLC, purchased 2,156,250 Founder Shares for an aggregate purchase price of $25,000. Subsequently, on August 26, 2022, the Sponsor forfeited an aggregate of 287,500 shares for no consideration, resulting in the Sponsor holding an aggregate of 1,868,750 Founder Shares. Subsequently on March 16, 2023, the Sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in our Sponsor holding an aggregate of 1,495,000 Founder Shares. Following the expiration of the underwriters’ remaining over- allotment option on April 30, 2023, the remaining 139,750 Founder Shares were forfeited.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Promissory Note, dated August 17, 2023, issued to ALWA Sponsor, LLC.

10.2	Promissory Note, dated September 20, 2023, issued to ALWA Sponsor, LLC.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of December, 2023.

FOUR LEAF ACQUISITION CORPORATION

By:	/s/ Angel Orrantia
Name: Angel Orrantia
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Coco Kou
Name: Coco Kou
Title: Chief Executive Officer
(Principal Financial Officer)