Form 10-K
period 2023-12-31
Four Leaf Acquisition Corp
filed 2024-04-01
CIK 1936255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the registrant’s Class A common stock, par value $0.001 per share, outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2023, computed by reference to the closing price of the common stock reported on Nasdaq on such date, was approximately
$56,504,167.
As of March
25
, 2024, 5,475,210 Class A Common Stock, par value $0.0001 per share, and 1,355,250 Class B Common Stock, par value $0.0001 per share, were issued and outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses in the Internet of Things (“IOT”) industry or adjacent industries;

•	our ability to complete our initial business combination in the IoT industry or adjacent industries;

•	our expectations around the performance of the prospective target business or businesses in the IoT industry or adjacent industries;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the IoT industry or adjacent industries;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	the changes in the marketplace for directors’ and officers’ liability insurance impacting the ease and expense for our negotiation and completion of an initial business combination;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•

our ability to consummate an initial business combination due to changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies and the application of the 1% U.S. federal excise tax under the IR Act (as defined herein);

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the impact of the material weakness in our internal control over financial reporting and our ability to remediate the material weakness in a timely manner, or at all;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual

ii

results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Section 1.A Risk Factors of this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	BUSINESS

Overview

We are a blank check company incorporated in Delaware on March 3, 2022, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, are subject to all the risks associated with emerging growth companies. Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” “Four Leaf” or “FORL” refer to Four Leaf Acquisition Corporation, a Delaware corporation.

Our sponsor is ALWA Sponsor, LLC (our “Sponsor”), a Delaware limited liability company. In May 2022, our Sponsor paid $25,000, or approximately $0.011 per share, to cover certain offering costs in consideration for 2,156,250 shares of Class B common stock, par value $0.0001 (the “Class B common stock” or “Founder Shares”). On May 10, 2022, our Sponsor surrendered 287,500 Founder Shares, for no consideration, resulting in our Sponsor and directors continuing to hold 1,868,750 Founder Shares. On August 26, 2022, our Sponsor transferred 25,000 Founder Shares to each of Rahul Mewawalla and Stephen Markscheid, each of which are members of the Company’s Board of Directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s Board of Directors through the closing of such initial business combination.

The registration statement for the initial public offering (“Initial Public Offering”) was declared effective on March 16, 2023. On March 16, 2023, we consummated the Initial Public Offering of 5,200,000 units (the “Units”). Each Unit sold in the Initial Public Offering consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock”), and one redeemable warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $54,210,000, and incurring offering costs (including the partial exercise of the underwriter’s over-allotment option on March 17, 2023) of approximately $4.0 million, consisting of approximately $0.8 million of underwriting commissions, approximately $1.9 million of deferred underwriting commissions that will be paid solely in the event that we complete a business combination, approximately $0.3 million representing the fair value of the 54,210 shares of Class A common stock for issued to the underwriter of the Initial Public Offering (the “Representative Shares”), and approximately $1.0 million of other offering costs.

Concurrent with the consummation of the Initial Public Offering, on March 16, 2023, our Sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in our Sponsor and directors holding an aggregate of 1,495,000 Founder Shares, of which up to 195,000 was subject to forfeiture to the extent the over-allotment option was not exercised in full by the underwriter prior to its expiration date on April 30, 2023. On March 17, 2023, the underwriters partially exercised their over-allotment option and purchased 221,000 additional Units. Upon the partial exercise their over-allotment option by the underwriters, the forfeiture lapsed for 55,250 Founder Shares. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 Founder Shares were forfeited, resulting in our Sponsor and directors holding an aggregate of 1,355,250 Founder Shares.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 3,576,900 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), which were purchased by our Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of approximately $3.58 million. Upon the closing of the Initial Public Offering and the Private Placement (including the additional Units sold in connection with the partial exercise of the underwriter’s over-allotment option), $55,836,300 ($10.30 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed into the trust account (the “Trust Account”).

We have until June 22, 2024 (or 15 months from the closing of our Initial Public Offering) to consummate an initial business combination after extending the period of time to consummate a business combination for three additional months on March 19, 2024 (extendable at our Sponsor’s option for another additional three months, or for a total of 18 months). On March 19, 2024, we issued a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $542,100 to our Sponsor. Our Sponsor deposited the funds into the trust account in connection with the first extension. The Extension Note was issued in connection with the decision by our board of directors to exercise the first extension option in accordance with our second amended and restated certificate of incorporation (the “Certificate of Incorporation”) and to extend the date by which we must consummate a business combination transaction from March 22, 2024 to June 22, 2024 (i.e., for a period of time ending 15 months after the consummation of the initial public offering). The Extension Note bears no interest and is repayable in full upon the consummation of an initial business combination. If we do not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that we have funds available to us outside of the trust account.

If we are unable to complete an initial business combination prior to June 22, 2024 (or prior to September 22, 2024, if we extend the period of time to consummate a business combination for an additional three months), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

While we may pursue an initial business combination target in any business, industry or geographical location, until we consummate our initial business combination, we intend to focus on companies in the IoT space or adjacent spaces, that is, physical objects (or groups of objects) with sensors, processing ability, software and other technologies that connect and exchange data with other devices and systems over the Internet or other communications networks, sometimes called “smart devices.” We intend to target companies in both developing markets (e.g., China and India), and the developed markets (e.g., United States and Europe).

Our Leadership

Executive Team

With recognized operating capabilities developed at leading large-scale global technology companies, as well as entrepreneurial insight and expertise, we believe our management team’s diverse and complementary backgrounds can have a transformative impact on a target business.

We believe our management team is distinctly positioned to identify and evaluate business in the IoT space, as a result of their experience leading global technology companies, with strengths in corporate strategy and transactions, public company operations and applying innovative technologies to enable business growth and industry transformations. We believe their combined experience uniquely qualifies us to offer target company stakeholders a differentiated approach to accelerating growth in key global markets, extending the management team, enhancing operating efficiency and operating successfully as a public company. Notwithstanding our management team’s and their respective affiliates’ past experiences, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination; or (ii) that we will provide an attractive return to our stockholders from any business combination we may consummate.

Angel Orrantia, Founder and Chief Executive Officer, Director

Mr. Angel Orrantia, our Chief Executive Officer and a member of our board of directors since 2022, is a proven technology executive with a history of investing, acquiring, and building successful companies, while generating attractive stockholder returns. Since 2019, Angel Orrantia has served as the president of i2i, LLC (idea to IPO), a Corporate Strategy Services firm that provides business strategy and legal guidance to entrepreneurs, venture-backed startups and investors seeking to raise money or drive business expansion, and a Partner and Advisor at Advantary LLC, a full-service Management Accelerator that provides business leadership and legal counsel for clients across cloud computing, AI, semiconductor, enterprise software, IoT and agricultural markets. Previously, Mr. Orrantia served as the Founder and General Partner of Vonzos Partners, a venture capital firm providing strategic business growth and coaching from 2017 to 2019, and a Senior Director at SK Telecom Americas, a venture capital firm working with emerging technologies from 2013 to 2017. Mr. Orrantia’s diverse experiential pedigree also includes chip design at Intel in the Graduate Rotation Program, leading teams developing implanted medical devices for Medtronic, building a broadband division for Philips Semiconductor, negotiating numerous acquisitions for Cisco while at Fenwick and West, developing a materials division for Applied Materials, organizing and formalizing the Alliance Management Office for Applied Materials, founding and building a core technology accelerator for SK Telecom, and launching a $100 million VC fund focused on stressed and de-stressed startups in the medical device industry. Mr. Orrantia currently serves on the Board of Directors of Wembley Partners, a cyber-risk consulting and software products firm. Mr. Angel Orrantia has a BS in Electrical engineering from Stanford University, an MBA from Arizona State University and a JD from the University of Notre Dame.

Coco Kou, Chief Financial Officer

Ms. Coco Kou, our Chief Financial Officer since 2022, is a certified public accountant and experienced finance executive with a demonstrated history of working in accounting and finance functions across industries. Previously, Ms. Kou served as the Chief Financial Officer of Xynomic Pharmaceuticals Holdings, a research and development company, from 2019 through 2021. Prior to that, Ms. Kou served as Chief Financial Officer of Salion Food Condiment Limited, a food condiment research and manufacturing company, from 2017 through 2018. Ms. Kou also has over 10 years of experience in public accounting at Deloitte LLP and Marcum Asia CPAs LLP (formerly known as Marcum Bernstein & Pinchuk LLP). Through her education and business experience, Ms. Kou has developed strong skills in Risk Management, Corporate Finance, Accounting, Venture Capital and Sarbanes-Oxley Act compliance. Ms. Kou’s educational experiences include an EMBA-GLOBAL ASIA focused in EMBA from Columbia Business School, London Business School and Hong Kong University.

Robert de Neve, Chief Strategy Officer

Robert de Neve, our Chief Strategy Officer since 2022, is a skilled executive and investor with broad experience advising companies across the technology industry. Mr. de Neve has over 45 years of experience as an engineer, entrepreneur, executive, lecturer and investor in Silicon Valley. Since 2007, Mr. de Neve has served as the General Partner at NextPhase Ventures, a venture capital, private equity business advisory firm that provides solutions to technology companies. Starting in 2020, Mr. de Neve took on the additional role of Managing Director of Cooperate Strategy & New Ventures at Applied Manufacturing Group, an OEM level, product lifecycle-based company that provides engineering and manufacturing solutions to aerospace, defense, semiconductor, bio-med and automation industries. Mr. de Neve’s previously experience includes Founder & CEO at the accelerator/integrator BriteLab, EVP & General Manager at Brooks-PRI Automation, a semiconductor manufacturer, VP of Operations at robot maker Equipe Technologies, NPI Manager & Engineer at KLA-Tencor, a capital equipment company, Accelerator Technologist at Stanford Linear Accelerator Center, a United States Department of Energy National Laboratory operated by Stanford University, and a instructor/mentor at Draper University, Carnegie-Mellon, Thiel Foundation and UCSC. Robert is a six-time honoree of the

INC. Fast 500 and a seven-time honoree of SVBJ’s Fast 50 achieving a #1 win in 1996. He currently sits on the Board of Directors of Evolve Manufacturing Technologies Inc., Anybots Inc, Embolx Inc., Mettle Machine Inc. and Applied Manufacturing Group. and the Industrial Advisory Board of the US Department of Commerce’s

Advanced Manufacturing Technology Work Force Development Initiative. Mr. de Neve has executive management experience supporting two significant exits valued at over $700M, a $240M sale of Equipe to PRI, and a $475M sale of PRI to Brooks. He is currently engaged in a series of academic research projects in Advanced Business and Productization Systems and is a graduate of the Project & Program Management Certificate Program at UC Santa Cruz and the Contemporary Optics & Lens Design Certificate Program at University of Rochester. Robert also studied Laster Technology at San Jose City College and Electronics Engineering Technology at Cogswell Polytechnic College.

Independent Directors

We intend to be actively involved in the strategy and operations of our target companies and have assembled a number of seasoned corporate executives and professional advisors to serve as our independent directors. These independent directors have been chosen for their extensive sector experience — within mergers and acquisitions, venture capital/private equity and technology sectors — or for their extensive executive and legal experience in managing successful and disruptive high-growth companies and financial strategies. Our independent directors provide a broad network of operational experience, various industry perspectives, and management capabilities to supplement our management’s network of potential target opportunities.

Bala Padmakumar, Chairman

Bala Padmakumar has been a member of our board of directors since 2022. Mr. Padmakumar is a broad based entrepreneur and technologist with a strong background in strategic partnerships, product and business development, technology and operations, private equity, and venture capital environments. Since August 2020, Mr. Padmakumar has been a partner at Advantary LLC, where he specializes in business development and advises on strategic matters. Since September 2021, Mr. Padmakumar has also served as Chief Executive Officer and Chairman of Monterey Capital Acquisition Corporation, a newly organized blank check company formed for the purpose of effecting a business combination, which is intended to on businesses in the clean transition sector. From July 2016 to December 2021, Mr. Padmakumar also advised on deal flow and provided operational support to portfolio companies for a fund set up to support SK Telecom Co., Ltd.’s strategic interests. From 2011 to October 2020, Mr. Padmakumar was the Chief Executive Officer at Amperics, Inc., a developer and vendor of high energy density ultracap hybrid storage systems. Mr. Padmakumar also has extensive experience in the clean energy sectors, having been an advisor to Lionrock Batteries Ltd., which creates flexible batteries and high performance separator technology since 2019, an advisor to the board and CEO of Hyperscale Data Center Company, a company focused on energy usage efficiency in hyperscale data centers from 2018 to 2020, and an advisor to the chairman of Advanced Systems Automation Limited in Singapore, where he advised on issues surrounding urban transportation, High Energy Density Li Ion battery (NMC technology) and 3D printing technology from 2017 to 2019. Mr. Padmakumar also has broad experience advising on capital raising and corporate strategy, serving as a mentor to OneValley Inc., a global entrepreneurship platform for individuals, startups, and corporations seeking innovation and accelerated growth, and as an advisor to several early stage companies from audio technologies to SaaS products. Mr. Padmakumar has a Bachelor’s Degree in Technology from the University of Madras in Chemical Engineering and a Master of Science Degree in Chemical Engineering from Stanford University.

Directorships of listed companies in the past five years: Current — Monterey Capital Acquisition Corporation (since 2022)

Stephen Markscheid, Director

Stephen Markscheid has been a member of our board of directors since 2022. Mr. Markscheid is Managing Principal of Aerion Capital, a family office. From 1998-2006, Mr. Markscheid worked for GE Capital, the financial services division of General Electric. During his time with GE Capital, Mr. Markscheid led GE Capital’s business development activities in China and Asia Pacific, primarily acquisitions and direct investments. Prior to GE Capital,

Mr. Markscheid worked with the Boston Consulting Group throughout Asia. Mr. Markscheid earned a BA in East Asian Studies from Princeton University in 1976, an MA in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian.

Directorships of listed companies in the past five years: Current — JinkoSolar Holdings Co. Ltd. (since 2009); Monterey Capital Acquisition Corporation (since 2022); Richtech Robotics Inc. (since 2023); Tristar Acquisition I Corp. (since 2023); QMIS TBS Capital Group Corp. (since 2024); Former — Fanhua Inc. (2007-2024), Cenntro Inc. (2023-2024), TKK Symphony Acquisition Corporation (2018-2022); Akso Health Group (2017-2022).

Rahul Mewawalla, Director

Rahul Mewawalla has been a member of our board of directors since 2022. Mr. Mewawalla is a technology, digital, product, and business leader with extensive strategic and operational leadership expertise across technology, internet, software, telecommunications, financial services, media, consumer, enterprise, digital and blockchain companies. He has held several executive leadership roles and currently serves as Chief Executive Officer and President of Mawson Infrastructure Group Inc., a digital infrastructure company, and previously served as Chief Executive Officer and President of Xpanse Inc., a software, technology and fintech company from 2020 to 2021, as Chief Digital Officer and Executive Vice President, Platforms and Technology Businesses at Freedom Mortgage Corporation, a national financial services company from 2020 to 2021, as Chief Executive Officer and President at Zenplace Inc., a software-as-a-service and technology platforms company from 2014 to 2020, as Vice President at Nokia Corporation, a global technology and telecommunications company from 2010 to 2012, as Vice President at General Electric Company’s NBCUniversal, a global media, entertainment and diversified company from 2008 to 2010, and as Senior Director at Yahoo! Inc., a global internet and technology company from 2005 to 2008. Mr. Mewawalla has also served as an independent board director at SOS Children’s Villages USA, Senior Advisor to the San Francisco Mayor’s Office on Innovation, as Advisor to Stanford University’s Persuasive Technology Lab, and as Committee Chair of the VC TaskForce SIG on Systems and Services. Mr. Mewawalla earned a BBS from the University of Delhi and an MBA from the Kellogg School of Management at Northwestern University.

Directorships of listed companies in the past five years: Current — Phunware, Inc. (since 2021); Lion Group Holdings Ltd. (since 2022); Former — Rocky Mountain Chocolate Factory (2021-2022).

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until the consummation of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the Private Placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase or backstop agreements we may enter into prior to the consummation of an initial business combination), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Selection of a target business and structuring of our initial business combination

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

•

Size: We intend to focus on companies that alone, or through a strategic combination with another company, have an enterprise valuation between $200 million and $300 million. We believe at this scale we can most effectively apply the experience and resources of the management team to accelerate growth and enhance profitability.

•	Location: We are searching for attractive target acquisition opportunities globally, with particular emphasis on companies in Asia and North America.

•

Focus: We plan to target companies in the Consumer IoT and consumer facing Industrial IoT sectors globally. Within those broader sectors, we will concentrate on companies that are aligned to the secular trends of automation, digitization, and broader technology adoption and positioned for strong growth that can be enhanced through partnership with our management team.

•

Management Capability: We plan to target companies with strong management teams that are capable of scaling to operate successfully on a global basis as a public company. Our management team is committed to providing support, guidance and, where necessary, additional management talent to assist the target company in executing its value creation strategy and achieving its vision.

•

Differentiation: We are looking for potential acquisitions that have powerful competitive advantages, strong innovation capabilities and an adaptive management team committed to a positive culture grounded in strong values, including the importance of diversity and inclusion and serving the interests of a broader set of stakeholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and income taxes payable on the interest and other income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either: (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses; or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. If our securities are not listed on Nasdaq, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially approximately $10.30 per public share; however, in conjunction with our determination to exercise the first extension option, our Sponsor deposited an additional $542,100 into the trust account, increasing the amount held in the trust account to approximately $10.40 per public share. Concurrent with the exercise of the first extension option, we issued the Extension Note to our Sponsor. The Extension Note bears no interest and is repayable in full upon the consummation of an initial business combination, or, at our Sponsor’s discretion, converted upon consummation of our business combination into additional warrants at a price of $1.00 per warrant. If we do not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that we have funds available to us outside of the trust account. Investors have no voting rights and no redemption rights in connection with any determination relative to the exercise of such additional three-month extensions. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors (collectively, the “Initial Stockholders”) have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (i) in connection with a stockholder meeting called to approve the initial business combination; or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our Certificate of Incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

Submission of our initial business combination to a stockholder vote

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination. If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, their affiliates may privately negotiate to purchase public shares and Public Warrants from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per share pro rata portion of the trust account. There is no limit on the number of public shares or Public Warrants our Sponsor, directors, officers or any of their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Any such privately negotiated purchases may be effected at purchase prices that are no higher than the per share pro rata portion of the trust account. However, our Sponsor, directors, officers and their respective affiliates have not consummated any such purchases or acquisitions, have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or Public Warrants in such transactions. Our sponsor, directors, officers and any of their respective affiliates will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller of such public shares or Public Warrants or during a restricted period under Regulation M under the Securities Exchange Act of 1934, as amended. Such a purchase could include a contractual acknowledgement that such stockholder, although still the record holder of such public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Any public shares purchased by our Sponsor or its affiliates following public announcement of a proposed initial business combination would not be voted in favor of approving the initial business combination. In the event that our Sponsor, directors, officers or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. In addition, our Sponsor and its affiliates would waive any redemption rights with respect to any public shares that they purchase in any such privately negotiated transactions.

The purpose of any such purchases of public shares could be to increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition for the initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our public shares may result in the completion of the initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in in the Initial Public Offering (“Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Pursuant to the terms of our Certificate of Incorporation, we were initially granted 12 months to complete an initial business combination with a target company, with the option, but not the obligation, to extend the period of time to consummate a business combination up to two times by an additional three-month period each time (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our Certificate of Incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our Sponsor, upon at least five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $542,100 on or prior to the date of the applicable deadline. On March 19, 2024, we exercised the first extension to extend the date by which we must consummate a business combination transaction from March 22, 2024 to June 22, 2024 (i.e., for a period of time ending 15 months after the consummation of the initial public offering) and our Sponsor deposited the extension funds into the trust account.

If we are unable to complete our initial business combination within such specified period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination with the requisite time period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights and Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Facilities

Our executive offices are located at 4546 El Camino Real B10 #715, Los Altos, CA 94022, and our telephone number is (650) 720-5626. Our executive offices are provided to us by an affiliate of our Sponsor. Following the consummation of our Initial Public Offering, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for secretarial and administrative support up until the completion of our initial business combination or liquidation. We consider our current office space adequate for our current operations.

Periodic Reporting and Financial Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, we will provide copies of these documents without charge upon request from us in writing at 4546 El Camino Real B10 #715, Los Altos, California 94022 or by telephone at (650) 720-5626. Our internet address is https://fourleaf.investments. We include our web site address in this Annual Report only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Item 1A.	RISK FACTORS

SUMMARY RISK FACTORS

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth below. Such risks include, but are not limited to:

•	we are a newly formed company with no operating history and no revenues;

•	our ability to continue as a “going concern”;

•	we may not be able to complete our initial business combination within the prescribed time frame;

•	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances;

•	our ability to extend the time period within which to complete our initial business combination up to a period of 18 months without first seeking stockholder approval;

•	our stockholders may be held liable for claims by third parties against us;

•	if third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.40 per share;

•	subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

•	conflicts of interest of our Sponsor, officers and directors;

•	we may have a limited ability to assess the management of a prospective target business;

•	our public stockholders may not be afforded an opportunity to vote on our proposed business combination;

•	the absence of a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree;

•	we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you;

•

we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least a majority of the then outstanding Public Warrants;

•	our competitors have advantages over us in seeking business combinations;

•	we may be unable to obtain additional financing;

•	our warrants may have an adverse effect on the market price of our common stock;

•	we may issue additional equity and/or debt securities to complete our initial business combination;

•	our Sponsor controls a substantial interest in us;

Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in the People’s Republic of China

We may also be subject to additional risks if we enter into a business combination a target business based in or primarily operating in the People’s Republic of China (the “PRC”), including, but not limited to, the following:

•

The Chinese government may seek to exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our search for a target company or completion of our initial business combination at any time, which could result in a material change in our operations and/or the value of our securities;

•

Stockholders may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in the PRC against us or our management based on laws of jurisdictions other than the PRC;

•

We will not conduct an initial business combination with any target company that conducts operations through a variable interest entity (“VIE”), which may limit the pool of acquisition candidates we may acquire in the PRC and make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC;

•

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”) and certain other PRC regulations establish complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue a business combination with a PRC-based business;

•

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC;

•

The PRC’s economic, political and social conditions, as well as sudden or unexpected changes in any government policies, laws and regulations, could have a material adverse effect on our business or business combination. Specifically, the PRC government may intervene or influence our search for a target company for an initial business combination at any time, which could result in a material change in our operations and/or the value of the securities we are registering for sale;

•

In the event we successfully consummate a business combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following the consummation of our initial business combination;

•	PRC governmental control of currency conversion may limit the ability of our operating companies in the PRC to utilize their revenues effectively and may affect the value of your investment.

•

The PRC government may exert substantial interventions and influences on our combined company’s operations at any time. Any new policies, regulations, rules, actions or laws by the PRC government may subject our combined company to material changes in operations, may cause the value of our securities to significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

•

The China Securities Regulatory Commission (the “CSRC”) and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in PRC-based issuers. It is possible that we may need to obtain approvals or permissions from the CSRC or another PRC regulatory body if we undertake a business combination with a PRC-based entity. As a result, we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities, or even could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

At December 31, 2023, we had cash of $10,622 and a working capital deficit of $851,869, which excludes current liabilities associated with franchise and income taxes. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate an initial business combination or our inability to continue as a going concern.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our Initial Stockholders have agreed to vote any Founder Shares held by them, as well as any public shares purchased after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination, subject to certain restrictions. As a result, in addition to our Founder Shares, we would need only 2,059,981, or 37.6% (assuming all outstanding shares are voted), or 352,366, or 6.4% (assuming only the minimum number of shares representing a quorum are voted), of the 5,421,000 public shares sold in the Initial Public Offering and the Representative Shares to be voted in favor of a transaction in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

On March 19, 2024, we exercised the first of two extensions in connection with the consummation of the our initial business combination. In the event that we decide to further extent the period of time to consummate an initial business combination by an additional three months, at $0.10 per extension, for a total of $0.20 aggregate in trust, for a maximum total of 18 months, investors will have no voting rights and no redemption rights in connection with such extensions.

Pursuant to the terms of our Certificate of Incorporation, we were initially granted 12 months to complete an initial business combination with a target company, with the option, but not the obligation, to extend the period of time to consummate a business combination up to two times by an additional three-month period each time (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our Certificate of Incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our Sponsor, upon at least five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $542,100 on or prior to the date of the applicable deadline. On March 19, 2024, we exercised the first extension to extend the date by which we must consummate a business combination transaction from March 22, 2024 to June 22, 2024 (i.e., for a period of time ending 15 months after the consummation of the initial public offering), and our Sponsor deposited the extension funds into the trust account. Concurrent with the exercise of the first extension option, we issued the Extension Note to our Sponsor. The Extension Note bears no interest and is repayable in full upon the consummation of an initial business combination, or, at our Sponsor’s discretion, converted upon consummation of our business combination into additional warrants at a price of $1.00 per warrant. If we do not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that we have funds available to us outside of the trust account. Investors have no voting rights and no redemption rights in connection with any determination relative to the exercise of such additional three-month extensions.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by June 22, 2024, or if we decide to exercise the second extension option, September 22, 2024. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.40 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination by June 22, 2024, or if we decide to exercise the second extension option, by September 22, 2024. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.40 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.40 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.40 per share” and other risk factors herein.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, their affiliates may purchase public shares and Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of the business combination, although they are under no obligation to do so. There is no limit on the number of public shares or Public Warrants our Sponsor, directors, officers or any of their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Any such privately negotiated purchases may be effected at purchase prices that are no higher than the per share pro rata portion of the trust account. However, our Sponsor, directors, officers and their respective affiliates have not consummated any such purchases or acquisitions, have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or Public Warrants in such transactions. None of our Sponsor, directors, officers, or any of their respective affiliates will make any such purchases when they are in possession of any material non-public information not disclosed to the seller of such public shares or during a restricted period under Regulation M under the Exchange Act. Such a purchase could include a contractual acknowledgement that such stockholder, although still the record holder of such public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Any public shares purchased by our Sponsor or its affiliates following public announcement of a proposed initial business combination would not be voted in favor of approving the initial business combination. In the event that our Sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. In addition, our Sponsor and its affiliates would waive any redemption rights with respect to any public shares that they purchase in any such privately negotiated transactions.

The purpose of any such purchases of public shares could be to increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition for the initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our public shares may result in the completion of the business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements. In addition, to the extent that our Sponsor or its affiliates purchase any public shares as contemplated above, we will file a Current Report on Form 8-K prior to the special meeting that will disclose:

•	the amount of such public shares purchased by our Sponsor or its affiliates, along with the purchase price;

•	the purpose of the purchases by our Sponsor or its affiliates;

•	the impact, if any, of the purchases by our Sponsor or its affiliates on the likelihood that the initial business combination will be approved;

•

the identities of our security holders who sold to our Sponsor or its affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor or its affiliates; and

•	the number of public shares for which we have received redemption requests in connection with the business combination.

In addition, if such purchases are made, the public “float” of our Class A common stock or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either deliver their stock certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent (the “Excess Shares.”) However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account available on liquidation, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account available on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate through June 22, 2024, or if we decide to exercise the second extension option, September 22, 2024, we may be unable to complete our initial business combination, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account available on redemption, or less than such amount in certain circumstances, and our warrants will expire worthless.

At the closing of the Initial Public Offering and the Private Placement, we originally had $974,028 available to us outside the trust account. As of December 31, 2023, we had $10,622 in cash and we have had to borrow an aggregate of $272,000 from our Sponsor in order to continue funding working capital requirements and our search for a target business. If we are required to seek even more additional capital, we would need to borrow funds from our Sponsor, members of our management team or an affiliate thereof or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may receive only their pro rata portion of the funds in the trust account available on redemption, or less than such amount in certain circumstances, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.40 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered accounting firm, and the underwriters of the Initial Public Offering, would not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.40 per share currently held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which was filed as an exhibit to the registration statement in connection with our Initial Public Offering, our Sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of: (i) $10.40 per public share; and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.40 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (i) $10.40 per share; and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.40 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.40 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if: (i) we have sufficient funds outside of the trust account; or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are unable to consummate our initial business combination by June 22, 2024, or if we decide to exercise the second extension option, by September 22, 2024, our public stockholders may be forced to wait beyond such time frame before redemption from our trust account.

Following the exercise of the first extension option, if we are unable to consummate our initial business combination by June 22, 2024, or if we decide to exercise the second extension option, by September 22, 2024, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the trust account shall be effected automatically by function of our Certificate of Incorporation prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond June 22, 2024, or if we decide to exercise the second extension option, September 22, 2024, before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our Certificate of Incorporation and then only in cases where investors have properly sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our Certificate of Incorporation prior thereto.

The price at which we issue any shares in connection with a business combination may be lower than the price you paid for the units in the Initial Public Offering or at a price lower than the trading price of our Class A common stock, irrespective of any increased stock price based on market responses to special purpose acquisition companies in general.

Our Class A common stock may trade at an increased price to our offering price prior to any proposed business combination due to heightened awareness of special purpose acquisition companies. Even prior to the announcement of any proposed transaction, we have observed shares of other such companies trade in anticipation of what the market believes is a pending transaction. The price at which we issue any shares may be lower than the price you paid for the units in the Initial Public Offering or at a price lower than the trading price of our Class A common stock at the time we commit to such issuance or at the closing of the business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 22, 2024, or if we decide to exercise the second extension option, by September 22, 2024, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by June 22, 2024, or if we decide to exercise the extension option, by September 22, 2024, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.40 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the allotted time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following June 22, 2024 (or if we choose to exercise the second extension option, September 22, 2024) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 22, 2024, or if we decide to exercise the second extension option, September 22, 2024, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Our initial stockholders and their permitted transferees can demand that we register the resale of the Private Placement Warrants, the shares of Class A common stock issuable upon exercise of the Private Placement Warrants and the shares of Class A common stock issuable upon conversion of the Founder Shares, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such Class A common stock, warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination costlier or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial business combination with companies in the IoT industry or adjacent industry but may also pursue other business combination opportunities, except that we will not, under our Certificate of Incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying IoT companies, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for us or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited.

Mr. Alvin Wang, a PRC national and a member of our Board of Directors, holds 83% of the outstanding membership interests in our Sponsor and therefore has direct influence over our Sponsor. Following completion of our Initial Public Officer, our Sponsor currently owns approximately 19.1% of our outstanding shares. Certain federally-licensed businesses in the U.S. are subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review.

The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA and subsequent implementing regulations that are now in force also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business.

CFIUS has jurisdiction to review transactions that could result in control of a U.S. business directly or indirectly by a foreign person, certain non-controlling investments that afford the foreign investor non-passive rights in a “TID U.S. business” (defined as a U.S. business that (1) produces, designs, tests, manufactures, fabricates, or develops one or more critical technologies; (2) owns or operates certain critical infrastructure; or (3) collects or maintains directly or indirectly sensitive personal data of U.S. citizens), and certain acquisitions, leases, and concessions involving real estate even with no underlying U.S. business. Certain categories of acquisitions of and investments in a U.S. business also may be subject to a mandatory notification requirement.

If any future initial business combination with a U.S. target company falls within the scope of CFIUS review, CFIUS could decide to block or delay the business combination, impose conditions with respect to the business combination or request the President of the United States to order us to divest all or a portion of any U.S. target business of the business combination that we acquired without first obtaining CFIUS approval. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process and time required for CFIUS to conduct its review and any remedy imposed by CFIUS could be lengthy and may prevent us from completing our initial business combination within the requisite time period. Following our determination to exercise the first extension option, we must complete our initial business combination by June 22, 2024, or if we decide to exercise the second extension option, by September 22, 2024. Consequently, since we only have a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.40 per share and our warrants will expire worthless. Furthermore, our stockholders would miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, in the event of liquidation, our warrants will expire worthless.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately

$10.40 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.40 per share on the redemption of their shares.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain a fairness opinion and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Certificate of Incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our Certificate of Incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). The price at which we issue any shares may be lower than the price you paid for the units in the Initial Public Offering or at a price lower than the trading price of our Class A common stock at the time we commit to such issuance or at the closing of the business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Certificate of Incorporation. However, our Certificate of Incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to: (i) receive funds from the trust account; or (ii) vote on any initial business combination. These provisions of our Certificate of Incorporation, like all provisions of our Certificate of Incorporation, may be amended with the approval of our stockholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to June 22, 202, or if we decide to exercise the second extension option, prior to September 22, 2024 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.40 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.40 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.40 per share on the redemption of their shares.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking to enter into an initial business combination. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors or at all.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are traded on the Nasdaq, we believe we are a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our Certificate of Incorporation to extend the time to consummate an initial business combination, unless an exemption is available or the fair market value of stock repurchased or redeemed is offset by other equity issuances occurring within the same taxable year of such redemptions. Consequently, the value of your investment in our securities may be affected as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. Except for franchise taxes and income taxes, the proceeds placed in the trust account and the interest earned thereon shall not be used to pay for possible excise tax or any other fees or taxes that may be levied on us pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IRA on any redemptions or stock buybacks by us.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our Certificate of Incorporation does not provide a specified maximum redemption threshold, except we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Certificate of Incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Certificate of Incorporation requires the approval of holders of at least 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the Public Warrants (which may include Public Warrants acquired by our Sponsor or its affiliates in the open market). In addition, our Certificate of Incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 22, 2024, or if we decide to exercise the second extension option, by September 22, 2024 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Certificate of Incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least 65% of our common stock. It may be easier for us, therefore, to amend our Certificate of Incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our Certificate of Incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Private Placement Warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our Certificate of Incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our Certificate of Incorporation. Our initial stockholders, who collectively beneficially own approximately 19.8% of our common stock, may participate in any vote to amend our Certificate of Incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Certificate of Incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Certificate of Incorporation.

Our Initial Stockholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Certificate of Incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 22, 2024, or if we decide to exercise the second extension option, by September 22, 2024 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may be required to seek additional financing to complete an initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.40 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.40 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing approximately 19.8% of our issued and outstanding shares of common stock (not including the shares of Class A common stock underlying the Private Placement Warrants). Accordingly, as a result of their substantial ownership, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Certificate of Incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, holders of our Founder Shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time; provided, however, that with respect to the election of directors in connection with a meeting of the stockholders of the company in which a business combination is submitted to our stockholders for approval, holders of the Class A common stock and holders of the Class B common stock, voting together as a single class, shall have the exclusive right to vote for the election of directors. These provisions of our Certificate of Incorporation may only be amended if approved by a majority of the Class B common stock then outstanding. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Our Sponsor paid an aggregate of $25,000 for the Founder Shares, or approximately $0.011 per founder share. As a result, our Sponsor, its affiliates and our management team stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders, and may have an incentive to recommend such an initial business combination to our stockholders.

As a result of the low acquisition cost of our Founder Shares, our Sponsor, its affiliates and our management team could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their Founder Shares, or if such a fee were not potentially payable.

Unlike many other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A common stock at the time of our initial business combination, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our Initial Public Offering and related to the closing of the initial business combination, the ratio at which Founder Shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding the Private Placement Warrants and underlying Class A common stock, the Representative Shares, any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent warrants and their underlying Class A common stock issued to our Sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured special purpose acquisition companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the Founder Shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

Our initial stockholders currently own an aggregate of 1,355,250 Founder Shares. The Founder Shares are convertible into shares of Class A Common Stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor or its affiliates, or any of our officers or directors, makes any Working Capital Loans, up to $2,000,000 of such loans may be converted into Private Placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 2,000,000 warrants if $2,000,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A Common Stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A Common Stock upon conversion of these rights or exercise of these warrants could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A Common Stock and reduce the value of the shares of Class A Common Stock issued to complete the initial business combination. Therefore, our Warrants and Founder Shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units in our Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if: (i) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share; (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or “GAAP”, or international financial reporting standards as issued by the International Accounting Standards Board, or “IFRS”, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Risks Relating to our Search for, Consummation or, or Inability to Consummate, a Business Combination and Post Business Combination Risks

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering, the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

As of December 31, 2023, we had cash in the Trust Account of $58,063,737 assuming no redemptions and before future payment of $1,897,350 of deferred underwriting fees, before any franchise and income taxes, and before fees and expenses associated with our initial business combination. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our founding team may resign from their positions as officers or directors of the company and the management of the business combination partner will may assume the roles of executive officers and directors of our company. Such officers and directors may not be familiar with U.S. securities laws. If our new management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

We may acquire a business located outside of the United States as part of our initial business combination, the economic, political and social conditions, as well as government policies, of the country in which our operations would be located following our initial business combination could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the U.S. to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Risks Relating to Our Management Team

Past performance by members of our management team or their affiliates may not be indicative of future performance of an investment in us.

Past performance by members of our management team or their affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, and members of our management team may become an officer or director of other special purpose acquisition companies with a class of securities intended to be registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination or we have liquidated the trust account.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The representative may have a conflict of interest if they render services to us in connection with our initial business combination.

We may elect to engage EF Hutton (who was the representative of the underwriters in the Initial Public Offering) to assist us in connection with our initial business combination. The representative shares held by the representative and/or its designees will also be worthless if we do not consummate an initial business combination. Therefore, if the representative provides services to us in connection with our initial business combination, these financial interests may result in the representative having a conflict of interest when providing such services to us.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Initial Stockholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In May 2022, our Sponsor paid $25,000, or approximately $0.011 per share, to cover certain offering costs in consideration for 2,156,250 Founder Shares. On May 10, 2022, our Sponsor surrendered 287,500 Founder Shares, for no consideration, resulting in our Sponsor and directors continuing to hold 1,868,750 Founder Shares. On August 26, 2022, our Sponsor transferred 25,000 Founder Shares to each of Rahul Mewawalla and Stephen Markscheid, each of which are members of the Company’s Board of Directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s Board of Directors through the closing of such initial business combination. Concurrent with the consummation of the Initial Public Offering, on March 16, 2023, our Sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in our Sponsor and directors holding an aggregate of 1,495,000 Founder Shares, of which up to 195,000 was subject to forfeiture to the extent the over-allotment option was not exercised in full by the underwriter prior to its expiration date on April 30, 2023. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, an additional 139,750 Founder Shares were forfeited, resulting in our Sponsor and directors holding an aggregate of 1,355,250 Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent approximately 20% of the outstanding shares following the Initial Public Offering (excluding the Private Placement Warrants and underlying Class A common stock and the Representative Shares). The Founder Shares will be worthless if we do not complete an initial business combination.

In addition, our Sponsor, pursuant to a written agreement, purchased 3,576,900 Private Placement warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of approximately $3.58 million.

Each Private Placement Warrant is exercisable to purchase one whole share of common stock at $11.50 per share. These securities will also be worthless if we do not complete an initial business combination. Holders of Founder Shares have agreed: (A) to vote any shares owned by them in favor of any proposed initial business combination; and (B) not to redeem any Founder Shares held by them in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 22, 2024, or if we decide to exercise the second extension option, September 22, 2024 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination June 22, 2024, or if we decide to exercise the second extension option, September 22, 2024. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A common stock and Public Warrants are listed on Nasdaq, our Units, Class A common stock and Public Warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.40 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.40 per share.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the issuance of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the issuance of the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. However, there may be instances in which holders of our Public Warrants may be unable to exercise such Public Warrants but holders of our Private Placement Warrants may be able to exercise such Private Placement Warrants.

If you exercise your Public Warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the Public Warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the Public Warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this purpose means the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law: (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York; and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least a majority of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, LLC, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake or defective provision, but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants (which may include Public Warrants acquired by our Sponsor or its affiliates in the open market). Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the

Public Warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

General Risk Factors

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the rules adopted by the Securities and Exchange Commission, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the rules adopted by the SEC, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which: (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th; or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our ability to consummate a business combination and lead to financial loss.

Risks Associated with Acquiring and Operating a Target Business with its Primary Operations in the PRC

As set forth herein, we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, although we intend to focus our search for a target business on companies in the IoT space or adjacent spaces. “IoT” refers to the “Internet of Things,” that is, physical objects (or groups of objects) with sensors, processing ability, software, and other technologies that connect and exchange data with other devices and systems over the Internet or other communications networks, sometimes called “smart devices.” We will also consider adjacent spaces such as devices, components or software that are used in IoT applications. We intend to target companies in both developing markets (e.g., China and India), and the developed markets (e.g., United States and Europe). We affirmatively exclude as an initial business combination target any company of which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2021 and any target company with China operations consolidated through a VIE structure. Accordingly, in addition to the risk factors referred above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having its primary operations in the PRC.

We will not conduct an initial business combination with any target company that conducts operations through VIEs, which may limit the pool of acquisition candidates we may acquire in the PRC and make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC.

Our sponsor and certain members of our board of directors and management have significant business ties to or are based in the PRC and we may consider a business combination with an entity or business with a physical presence or other significant ties to the PRC. Where PRC law prohibits direct foreign investment in certain companies located in the PRC, such companies may conduct operations through VIEs as a means of providing the economic benefits of foreign investment in such companies without investing directly. However, we will not conduct an initial business combination with any target company that conducts operations through VIEs. As a result, this may limit the pool of acquisition candidates we may acquire in the PRC, in particular, due to the relevant PRC laws and regulations against foreign ownership of and investment in certain assets and industries, known as restricted industries, including but not limited to value-added telecommunications services such as internet content providers. Furthermore, this may limit the pool of acquisition candidates we may acquire in the PRC relative to other special purpose acquisition companies that are not subject to such restrictions and may make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC relative to such other companies. As a result, we may not be able to consummate a business combination with a favored target company.

The M&A Rules and certain other PRC regulations establish complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue a business combination with a China-based business.

The M&A Rules adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the anti-monopoly enforcement agency of the State Council (currently the State Anti-Monopoly Bureau) shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. On July 1, 2015, the National Security Law of China took effect, which provided that China would establish rules and mechanisms to conduct national security review of foreign investments in China that may impact national security. On March 15, 2019, the PRC National People’s Congress approved the Foreign Investment Law, which came into effect on January 1, 2020, and reiterates that China will establish a security review system for foreign investments. On December 19, 2020, the NDRC and the MOFCOM jointly issued the Measures for the Security Review of Foreign Investments, or the New FISR Measures, which were made according to the National Security Law and the Foreign Investment Law and became effective on January 18, 2021. The New FISR Measures further expand the scope of national security review on foreign investment compared to the existing rules, while leaving substantial room for interpretation and speculation.

If in the future, we pursue a business combination with a PRC-based business, complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, any other relevant PRC governmental authorities or their respective local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

As a result of the M&A Rules implemented on September 8, 2006 relating to acquisitions of assets and equity interests of PRC companies by foreign investors, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On September 8, 2006, the MOFCOM, together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a PRC company may participate in an acquisition of its assets or its equity interests and by which a PRC company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of PRC enterprises that were administered by a combination of provincial and centralized agencies, the new regulations have largely centralized and expanded the approval process to the MOFCOM, the State Administration of Industry and Commerce, the SAFE or its branch offices, the State Asset Supervision and Administration Commission, and the CSRC. Depending on the structure of the transaction as determined once a definitive agreement is executed, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed.

Also, completed transactions must be reported to the MOFCOM and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. It is expected that compliance with the regulations will be more time-consuming than in the past, will be more costly for the Chinese parties, and will permit the government much more extensive evaluation and control over the terms of the transaction. Subsequent to the promulgation of the Foreign Investment Law and the relevant implementation rules and regulations, some of the provisions have been replaced or repealed, but there is uncertainty in interpretation and implementation of the rules and regulations currently in effect. Therefore, a business combination we propose may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if it is not consummated within the time permitted by the approvals granted.

Because the September 8, 2006 M&A Rules permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The regulations have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by the MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. In asset transactions there must be no harm to third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our stockholders’ interests in an acquisition of a PRC business or assets.

Substantial uncertainties exist with respect to the interpretation and implementation of the Foreign Investment Law and how it may impact our ability to pursue a business combination with a PRC-based business.

The Foreign Investment Law replaced the trio of prior laws regulating foreign investment in the PRC, namely, the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, together with their implementation rules and ancillary regulations, and became the legal foundation for foreign investment in the PRC from January 1, 2020. Meanwhile, the Implementation Regulation of the Foreign Investment Law and the Measures for Reporting of Information on Foreign Investment came into effect as of January 1, 2020, which clarified and elaborated on the relevant provisions of the Foreign Investment Law.

The Foreign Investment Law sets out the basic regulatory framework for foreign investments and proposes to implement a system of pre-entry national treatment with a negative list for foreign investments, pursuant to which (i) foreign entities and individuals are prohibited from investing in the areas that are not open to foreign investments, (ii) foreign investments in the restricted industries must satisfy certain requirements under the law, and (iii) foreign investments in business sectors outside of the negative list will be treated equally with domestic investments. The Foreign Investment Law also sets forth necessary mechanisms to facilitate, protect and manage foreign investments and proposes to establish a foreign investment information reporting system, through which foreign investors or foreign-invested enterprises are required to submit an initial report, report of changes, report of deregistration and an annual report relating to their investments to the MOFCOM or its local branches. As the Foreign Investment Law is still relatively new, it is unclear how the regulations will be interpreted and implemented by the relevant government authorities.

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

If we consummate our initial business combination with a target with principal operations in the PRC, our combined company may conduct most of our operations and most of our revenue is generated in the PRC. Accordingly, economic, political and legal developments in the PRC would significantly affect our combined company’s business, financial condition, results of operations and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our combined company’s ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect our combined company’s ability to operate its business.

The PRC’s economic, political and social conditions, as well as sudden or unexpected changes in any government policies, laws and regulations, could have a material adverse effect on our business or business combination. Specifically, the PRC government may intervene or influence our search for a target company for an initial business combination at any time, which could result in a material change in our operations and/or the value of the securities we are registering for sale.

Although the PRC’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in the PRC and could have a material adverse effect on our business, our searching activities or business combination.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on our business, including our officers’ and directors’ searching activities, and business combination. China’s social and political conditions may also change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business, including our officers’ and directors’ searching activities, and business combination.

The PRC government has significant oversight and discretion over the conduct of a PRC company’s business and may intervene with or influence its operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could further limit our pool of candidate. Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in PRC-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to consummate a business combination with a PRC-based target business and cause the value of our securities to significantly decline or in extreme cases, become worthless.

Based on our understanding of the current PRC laws and regulations, no prior permission is required under the rules and regulations listed above from any PRC governmental authorities (including the CSRC and CAC) for searching for a target company by our officers and directors, and our officers and directors, in their capacity as such, have been compliant with the regulations or policies that have been issued by the PRC governmental authority (including the CSRC and CAC), given that: (a) our company is a blank check company newly incorporated in Delaware rather than in the PRC, and currently the company conducts no business in the PRC; (b) PRC governmental authorities (including the CSRC) currently have not issued any definitive rule or interpretation concerning whether our, including our officers’ and directors’, searching for a target company are subject to similar rules; and (c) our officers and directors, in their capacity as officers and directors of the company, currently only conduct organizational activities for the purpose of conducting searching activities for the purpose of an initial business combination, which we believe currently are not subject to the regulations or policies that have been issued by the CAC as of the date of this Annual Report.

There can be no assurance, however, that the relevant PRC governmental authorities, including the CSRC, would reach the same conclusion as us. In addition, the CSRC or any other PRC governmental authorities may promulgate new rules or new interpretations of current rules which would require us to obtain CSRC or other PRC governmental approvals for our searching activities or they may intervene or influence our search for a target company for an initial business combination at any time. If we incorrectly conclude that such permissions or approvals are not required or the CSRC or another PRC governmental authority subsequently determines that its approval is needed for our searching activities, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC governmental authorities. In any such event, complying with the requirements of the above-mentioned regulations and other relevant rules and any required approval processes with PRC governmental authorities could be time-consuming and may delay a potential business combination. These governmental authorities may impose fines and penalties, limit our operations in the PRC, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the value of our securities we are registering for sale, if we do not receive or maintain such permissions or approvals or if we fail to comply with the above-mentioned regulations or other relevant rules or any other intervention or influence applies to our business or our searching activities.

The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. We have been closely monitoring regulatory developments in the PRC regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings and a potential business combination with a target business based in and primarily operating in the PRC. As of the date of this Annual Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection from the CSRC or other PRC governmental authorities.

If, after our initial business combination, substantially all of our assets will be located in the PRC and substantially all of our revenue will be derived from our operations there, our results of operations and prospects will be subject, to a significant extent, to the economic, political, social conditions and legal policies, developments and conditions in the PRC as well as litigation and publicity surrounding PRC-based companies listed in the United States.

If we effect our initial business combination with a business located in the PRC, a substantial portion of our operations may be conducted in the RPC, substantially all of our assets may be located in PRC and a significant portion of our net revenues may be derived from customers where the contracting entity is located in PRC. Accordingly, our business, financial condition, results of operations, prospects and any potential business combination and certain transactions we may undertake may be subject, to a significant extent, to economic, political, social conditions, and legal developments in the PRC. For example, as a result of recent proposed changes in the cybersecurity regulations in the PRC, certain Chinese technology firms would be required to undergo a cybersecurity review before being allowed to list on foreign exchanges. This may have the effect of further narrowing the list of potential businesses in the PRC that we intend to focus on for our initial business combination or the ability of the combined company to list in the United States.

The economies in Asia differ from the economies of most developed countries in many respects. For the most part, such economies have grown at a rate in excess of the United States; however, (1) such economic growth has been uneven, both geographically and among various sectors of the economy, and (2) such growth may not be sustained in the future. If, in the future, such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Furthermore, the PRC’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in the PRC. Any slowdown in the PRC’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

The PRC government has significant oversight and discretion over the conduct of a PRC company’s business and may intervene with or influence its operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of the combined company. Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder the combined company’s ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Additionally, we believe that litigation and negative publicity surrounding companies with operations in the PRC that are listed in the United States have negatively impacted stock prices for these companies. Various equity-based research organizations have published reports on PRC-based companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. Any similar scrutiny of our assets and operations, in the PRC, if any, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors, decreases and volatility in the trading price of our securities, and increased directors’ and officers’ insurance premiums and could have an adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects.

In the event we successfully consummate a business combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following the consummation of our initial business combination.

We may consummate a business combination with a target business based in and primarily operating in the PRC through a series of contractual arrangements. After such business combination, the combined company may rely on dividends and other distributions from the PRC subsidiaries of the combined company to provide it with cash flow and to meet its other obligations. Current regulations in the PRC would permit the combined company’s PRC subsidiaries to pay dividends only out of their accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the combined company’s PRC subsidiaries in the PRC will be required to set aside at least 10% of their after-tax profits each year to fund their respective statutory reserves (up to an aggregate amount equal to half of their respective registered capital). Such cash reserve may not be distributed as cash dividends.

In addition, if the combined company’s PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make payments to the combined company or its PRC subsidiaries, as applicable.

PRC governmental control of currency conversion may limit the ability of any future operating companies in the PRC to utilize their revenues effectively and may affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. If we decide to acquire a PRC-based company, we may rely on dividend payments from such PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments in foreign currencies of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made without prior approvals of the SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approvals of the SAFE, cash generated from the operations of PRC operating companies in the PRC may be used to pay dividends. However, approvals from or registration with appropriate government authorities are required where Renminbi is to be converted into foreign currencies and remitted out of the PRC to pay capital expenses such as the repayment of loans denominated in foreign currencies.

As a result, the PRC subsidiaries of our future combined company would need to obtain the SAFE approval to pay off their debt in a currency other than Renminbi owed to any entities outside the PRC or to make other capital expenditure payments outside the PRC in a currency other than Renminbi.

In light of the flood of capital outflows in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny over major outbound capital movements including overseas direct investment. More restrictions and substantial vetting processes have been put in place by the SAFE to regulate cross-border transactions that fall under the capital account transactions. The PRC government may in the future at its discretion further restrict access to foreign currencies for current account transactions. If the foreign exchange control regulations prevent any future combined company from obtaining sufficient foreign currencies from its PRC subsidiaries to satisfy its capital demands, the future combined company may not be able to pay dividends in foreign currencies to its stockholders.

If we decide to acquire a PRC-based company, the PRC government may exert substantial interventions and influences on our combined company’s operations at any time. Any new policies, regulations, rules, actions or laws by the PRC government may subject our combined company to material changes in operations, may cause the value of our securities to significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

Though we currently do not have any PRC subsidiary or PRC operations and a majority of our management are located outside the PRC, we may pursue a business combination with a company doing business in the PRC (excluding any target company whose financial statements are audited by an accounting firm that PCAOB is unable to inspect for two consecutive years beginning in 2021 and any target company that consolidates financial results of PRC operating entities through a VIE structure in the PRC instead of direct holdings). Notwithstanding the foregoing, the PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership. If we decide to acquire a PRC-based company, our combined company’s ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to securities, taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

As such, any future combined company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate at any time. The combined company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. Any future combined company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. If the PRC government initiates an investigation into us at any time alleging us violation of cybersecurity laws, anti-monopoly laws, and securities offering rules in the PRC in connection with a future business combination, we may have to spend additional resources and incur additional time delays to comply with the applicable rules, and our business operations will be affected materially and any such action could cause the value of our securities to significantly decline or be worthless.

As the date hereof, there are no PRC laws and regulations (including the CSRC, the CAC, or any other government entity) in force explicitly requiring that we obtain permission from PRC authorities for our Initial Public Offering or to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction or any regulatory objection to our Initial Public Offering from any relevant PRC authorities. However, it is uncertain when and whether any future combined company will be required to obtain permission from the PRC government to list on U.S. stock exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Any new policies, regulations, rules, actions or laws by the PRC government may subject us or our combined company to material changes in operations, may cause the value of our securities significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

The CSRC and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in PRC-based issuers. It is possible that we may need to obtain approvals or permissions from the CSRC or another PRC regulatory body if we undertake a business combination with a PRC-based entity. As a result, we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities, or even could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Our initial business combination may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may exert more oversight and control over offerings that are conducted overseas and foreign investment in PRC-based issuers in the future by adopting other rules and restrictions. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in the PRC must be stored in the PRC, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC.

In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On December 28, 2021, the CAC, in conjunction with 12 other government departments issued the New Measures. The New Measures amends the Draft Measures released on July 10, 2021 and came into effect on February 15, 2022. The New Measures include data processing activities of network platform operators that affect or may affect national security into cybersecurity review, and make it clear that network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PIPL, which is to take effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our potential future target business in the PRC involves collecting and retaining internal or customer data, such target might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL, and the cybersecurity review before effecting a business combination.

In addition, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions, which were available to the public on July 6, 2021. These Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These Opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing PRC-based overseas-listed companies and the demand for cybersecurity and data privacy protection. As of the date of this Annual Report, no official guidance and related implementation rules have been issued in relation to these recently issued opinions and the interpretation and implementation of the Opinions remain unclear at this stage. We cannot assure you that we will not be required to obtain the pre-approval of the CSRC and potentially other PRC governmental authorities to pursue any business combination with a PRC-based company.

If, for example, our potential initial business combination is with a target business operating in the PRC and if the New Measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. In addition, due to limited business combination period that we have, we may avoid searching for a target and completing an initial business combination that will be subject to cybersecurity review. Therefore, we may avoid searching for a company which could be deemed as a network platform operator and possesses information of more than one million users.

Further, if the combined company, after business combination, is deemed to be a network platform operator which holds personal information of more than one million users, it will be subject to such cybersecurity review. The combined company could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future and may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Additionally, any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions, which may have material adverse effect on the combined company’s business, financial condition or results of operations and any such action could cause the value of our securities to significantly decline or be worthless.

As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that the combined company following a business combination will comply with such regulations in all respects and it may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. As a result, both you and we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Other PRC governmental authorities may take the view now or in the future that an approval from them is required for an overseas offering by a company affiliated with Chinese businesses or persons or a business combination with a target business based in and primarily operating in China.

The M&A Rules, adopted by six PRC regulatory agencies in 2006, and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The scope of the M&A Rules covers two types of transactions: (a) equity deals where the acquisition by a foreign investor (e.g., the offshore special purpose vehicle) of equity in a “PRC domestic company,” and (b) asset deals where the acquisition by a foreign investor of the assets of a “PRC domestic company.” We do not believe that either the equity or asset deal provisions of the M&A Rules will be implicated in any of our initial business combination process with a PRC-based target for the reason that any acquisition will be conducted through a WFOE established by means of direct investment, which would hold the shares of the PRC-based target. To date, the CSRC has not issued any definitive rules or interpretations concerning whether offerings such as the indirect listing of a PRC-based entity as part of the business combination are subject to the CSRC approval procedures under the M&A Rules. As a result, based on our management’s understanding of the current PRC laws, rules, regulations and the local market practices, the CSRC’s approval under the M&A Rules will not be required in the context of our business combination with a China-based target. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles and the above analysis are subject to any new laws, rules and regulations or detailed implementation and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do. It is possible that we may need to obtain approvals or permissions from CSRC or other PRC governmental authorities in order for us to complete a business combination with a China-based target pursuant to the M&A Rules. If we are required to obtain such approvals, we cannot assure we will be able to receive them in a timely manner, or at all.

Moreover, except for emphasizing the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by PRC companies, the Opinions, which was made available to the public on July 6, 2021, also provides that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities.

On February 17, 2023, the CSRC released Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (“Measurers”) which took effective on March 31, 2023. The Measures implement a new regulatory framework requiring PRC businesses to file with CSRC when pursuing overseas listings. The Draft Rules propose a new filing system for all Chinese companies (including the VIE-structured companies) that are pursuing listings outside mainland China. An overseas listing is required to be filed with CSRC within three working days (i) following the submission of initial public offering or listing application, (ii) following the completion of subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities, (iii) following the submission of subsequent securities offerings and listings application of an issuer in other overseas markets than where it has offered and listed or (iv) following the submission of overseas application documents where a domestic company that seeks to directly or indirectly list its domestic assets in overseas markets through single or multiple acquisitions, share swaps, transfers of shares or other means, or after the first public disclosure of the specifics of the transaction is made by the listed company where overseas application documents are not required. The requested filing documents include but are not limited to: (1) a filing report and related undertakings; (2) regulatory opinions, filing or approval documents issued by the relevant authorities (if applicable); (3) security review opinions issued by the relevant authorities, if applicable; (4) a PRC legal opinion; and (5) a prospectus.

On December 27, 2021, the NDRC and the MOFCOM promulgated the Negative List, effective as of January 1, 2022 Compared to the previous version, there are no specific industries added to the list but it for the first time declares the PRC’s jurisdiction over (and detailed regulatory requirements on) overseas listings made by Chinese businesses in the so-called “Prohibited Industries.” According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange and foreign investors shall not be involved in the operation or management of the enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors. The intended scope of such jurisdiction was further clarified by NDRC officials on a press conference held on January 18, 2022.

Based on our understanding of the current PRC laws and regulations, no prior permission was required under the M&A Rules, the Opinions, the Measures or the Negative List from any PRC governmental authorities (including the CSRC) for consummating our initial public offering, given that: (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether initial public offerings like ours are subject to the M&A Rules; and (b) our company is a blank check company incorporated in Delaware rather than the PRC and currently the company conducts no business in the PRC. However, there remains some uncertainty as to how the M&A Rules, the Opinions, the Measures or the Negative List will be interpreted or implemented if we decide to consummate an initial business combination with a target business based in and primarily operating in the PRC. If the CSRC or another PRC governmental authority subsequently determines that its approval is needed for a business combination with a target business based in and primarily operating in the PRC, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC governmental authorities. In any such event, these governmental authorities may delay the potential business combination, impose fines and penalties, limit our operations in the PRC, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

Our company is a blank check company incorporated under the laws of the Delaware. We currently do not hold any equity interest in any PRC company or operate any business in the PRC. Therefore, we are not required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted. If we decide to consummate our initial business combination with a target business based in and primarily operating in the PRC, the combined company’s business operations in the PRC through its subsidiaries, as applicable, are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise. On February 3, 2015, the State Administration of Taxation, or SAT, issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, which was formulated by SAT on the basis of summing up the experience accumulated and problems existing in the implementation of the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698, issued by the SAT, on December 10, 2009 by tax authorities for more than five years. Pursuant to this Bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such an indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant overseas enterprise derives directly or indirectly from PRC taxable assets; whether the assets of the relevant overseas enterprise mainly consists of direct or indirect investment in China or if its income mainly derives directly or indirectly from China; whether the overseas enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have a real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the shareholders, business model and relevant organizational structure of the overseas enterprise; overseas income tax payable for the transaction of in direct transfer of PRC taxable assets; the replaceability of indirect investment and indirect transfer of taxable assets in the PRC with direct investment and direct transfer of taxable assets in the PRC by the transferor of equity and tax treaties or similar arrangements applicable in the PRC for income derived from indirect transfer of taxable assets in the PRC. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Where the payer fails to withhold any or withholds insufficient tax, the transferor shall declare and pay such tax to the tax authority by itself within the statutory time limit. Late payment of applicable tax will subject the transferor to default interest. Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

In October 2017, SAT issued an Announcement on Issues Relating to Withholding at Source of Income Tax of Nonresident Enterprises, or SAT Circular 37. Effective from December 2017, SAT Circular 37, among others, repealed the Circular 698 and amended certain provisions in Bulletin 7 and further clarifies the practice and procedure of the withholding of nonresident enterprise income tax. According to SAT Circular 37, where the non-resident enterprise fails to declare the tax payable pursuant to Article 39 of the Enterprise Income Tax, the tax authority may order it to pay the tax due within required time limits, and the non-resident enterprise shall declare and pay the tax payable within such time limits specified by the tax authority. However, if the non-resident enterprise voluntarily declares and pays the tax payable before the tax authority orders it to do so within required time limits, it shall be deemed that such enterprise has paid the tax in time.

If we decide to pursue an initial business combination with a PRC-based company, we may face uncertainties as to the reporting and other implications where PRC taxable assets are involved. We may be subject to filing obligations or taxed if we are the transferor in such transactions, and may be subject to withholding obligations if we are the transferee in such transactions, under Bulletin 7 and SAT Circular 37. For any transfer of our shares by investors who are non-PRC resident enterprises, our PRC subsidiary may be requested to assist in the filing under the SAT circulars. As a result, we may be required to expend valuable resources to comply with the SAT circulars or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that we should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

If we decide to conduct an initial business combination with a PRC domestic company, PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in future Chinese subsidiaries and our future Chinese subsidiaries’ ability to change their registered capital or distribute profits to the combined company or otherwise expose it or its PRC resident beneficial owners to liability and penalties under PRC laws.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our stockholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change, including, among other things, any major change of a PRC resident shareholder, name or term of operation of the SPVs, or any increase or reduction of the SPVs’ registered capital, share transfer or swap, merger or division. Moreover, any subsidiary of such SPV in the PRC is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in the PRC may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in the PRC. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We cannot provide assurance that our stockholders that are PRC residents will at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37 or other related rules. If we decide to acquire a PRC domestic company, the failure or inability of the future combined company’s PRC resident stockholders to comply with the registration procedures set forth in these regulations may subject the combined company to fines and legal sanctions, restrict its cross-border investment activities, limit the ability of its wholly foreign-owned subsidiary in the PRC to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation, and the future combined company may also be prohibited from injecting additional capital into the subsidiary. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, if we decide to acquire a PRC domestic company, the future combined company’s business operations and the future combined company’s ability to distribute profits to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Though we affirmatively exclude as an initial business combination target any company of which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2021, we cannot assure you that certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete a business combination with certain companies, particularly those target companies in the PRC.

The PCAOB is currently unable to conduct inspections on accounting firms in the PRC without the approval of the Chinese government authorities. The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside the PRC have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in the PRC prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures.

Further, future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the HFCA Act would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB. Under the HFCA Act, if the PCAOB is unable to inspect an issuer’s public accounting firm for three consecutive years, the issuer may suffer adverse consequences including the delisting of its securities and prohibition of trading its securities on a national securities exchange or in the over-the-counter trading market in the U.S. Consequently, it would substantially impair the investors’ ability to sell or purchase such issuer’s securities when the investors wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of such issuer’s securities. Also, such delisting and prohibition could significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition and prospects. The HFCA Act also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in the PRC. Furthermore, the documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare.

On June 22, 2021, the U.S. Senate passed the AHFCAA, which, if signed into law, would amend the HFCA Act and require the delisting of one’s securities and prohibition of trading such securities on a national securities exchange or in the over-the-counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

Our financial statements are currently audited by Marcum LLP, which is subject to inspection by the PCAOB and as a result, we affirmatively exclude any target of which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2021 and thus, we may not be able to consummate a business combination with a favored target business due to these laws.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements of the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

Pursuant to the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

On August 26, 2022, the PCAOB signed the SOP with the CSRC and the Ministry of Finance of PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. Pursuant to the SOP, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist as to whether the applicable parties, including governmental agencies, will fully comply with the framework. Depending on the implementation of the SOP, if the PCAOB continues to be prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in the PRC, then PRC-based companies will be delisted pursuant to the HFCA Act despite the SOP. Therefore, there is no assurance that the SOP could give relief to PRC-based companies against the delisting risk from the application of the HFCA Act or AHFCAA.

Our independent accountant, Marcum LLP, is a U.S. accounting firm based in New York City and is subject to regular inspection by the PCAOB. Marcum LLP is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a special purpose acquisition company, our current business activities only involve searching for targets and consummation of an initial business combination following the completion of our Initial Public Offering. Marcum LLP has access to our books and records which are currently and will be maintained by in the U.S. prior to the consummation of an initial business combination. In addition, we affirmatively exclude any target company of which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2021 at the time of our initial business combination.

Notwithstanding the foregoing, in the event that we decide to consummate our initial business combination with a target business based in or primarily operating in the PRC, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection. This could limit or restrict our access to the U.S. capital markets and the trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited under the HFCA Act.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets (the “PWG”), issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCA Act and to address the recommendations in the PWG report. It is unclear when the SEC will complete its rulemaking and when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The SEC has also announced amendments to various annual report forms to accommodate the certification and disclosure requirements of the HFCA Act. There could be additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of these possible regulations in addition to the requirements of the HFCA Act are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected.

If the PCAOB is unable to conduct inspections or full investigations of our auditor, we could be delisted or prohibited from being traded over the counter by an exchange pursuant to the HFCA Act or AHFCAA or other related additional regulatory or legislative requirements or guidance. If our securities are unable to be listed on another securities exchange by then, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition, and prospects.

Inspections of audit firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of our auditor, investors in our securities would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would may make it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in the audit procedures of our auditor and reported financial information and the quality of our financial statements.

Additionally, other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of the combined company’s operations within China.

The SEC, the U.S. Department of Justice, the PCAOB, and other U.S. authorities may have difficulties in bringing and enforcing actions against the combined company or its directors or executive officers in the PRC following the business combination. Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in the PRC. For example, in the PRC, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside the PRC or otherwise with respect to foreign entities. Although the local authorities in the PRC may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the United States has not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law (Revised in 2019) which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities and etc. within the PRC. Accordingly, without the consent of the competent PRC securities regulators or other relevant authorities, no organization individual may provide any documents and materials relating to securities business activities to overseas parties arbitrarily.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based upon U.S. laws, including the federal securities laws or other foreign laws against the combined company and the officers and directors of the company and the combined company if we decide to consummate our initial business combination with a target business based in and primarily operating in the PRC.

There may be difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in the PRC against us based on foreign laws. Our Chief Financial Officer, Coco Kou, resides in the PRC and one of our directors, Mr. Wang, resides in Hong Kong. Also, if we decide to consummate our initial business combination with a target business based and primarily operating outside of the U.S., it is possible that substantially all or a significant portion of combined company’s assets may be located outside of the United States and some of the combined company’s officers and directors may reside outside of the U.S. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with the proposed service of process, it may also be difficult to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against the officers and directors predicated upon the civil liability provisions of the securities laws of the U.S. or any state. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the Civil Procedure Law based either on treaties between the PRC and the country where the judgment is made or on principles of reciprocity between jurisdictions. The PRC does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment by us against the officers or directors or the future combined company if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or the public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S. Furthermore, there would be added costs and issues with bringing an original action in foreign courts against the combined company or the officers and directors to enforce liabilities based upon the U.S. Federal securities laws, and they still may be fruitless.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 1C.	CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any.

On April 28, 2023, we identified a payment of $54,300 was incorrectly made to an unauthorized payee as a result of a phishing attack. Our management team, at the direction of the board of directors, investigated the matter and concluded that the phishing attack was an isolated incident perpetrated by an external source. With the assistance of our bank, we were ultimately able to recover all of these funds on June 29, 2023. As a result of this phishing attack, we have implemented additional controls related to vendor verification and additional review procedures of each payment made by several authorized individuals.

Item 2.	PROPERTIES

Our principal executive offices are located at 4546 El Camino Real B10 #715, Los Altos, California 94022, and our telephone number is (650) 720-5626. We consider our current office space adequate for our current operations.

Item3.	LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units began trading on The Nasdaq Global Market under the symbol “FORLU”, on March 17, 2023. On May 11, 2023, we announced that holders of our Units could elect to separately trade our Class A Common Stock and Warrants included in the Units. On May 12, 2023, our shares of common stock and Warrants became available for separate trading on Nasdaq under the symbols “FORL,” and “FORLW,” respectively.

Stockholders

As of March 25, 2024, we had 5,475,210 outstanding shares of Class A Common Stock, 1,355,250 outstanding shares of Class B Common Stock, 4 holders of record of our Class A Common Stock and 3 holders of record of our Class B Common Stock.

Unregistered Sales of Securities

On May 31, 2022, our Sponsor purchased 2,156,250 Founder Shares for an aggregate purchase price of $25,000. Subsequently, on August 26, 2022, the sponsor forfeited an aggregate of 287,500 shares for no consideration, resulting in the sponsor holding an aggregate of 1,868,750 Founder Shares. Subsequently on March 16, 2023, the sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in our Sponsor holding an aggregate of 1,495,000 Founder Shares. Following the expiration of the underwriters’ remaining over- allotment option on April 30, 2023, 139,750 Founder Shares were forfeited.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2023.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “Four Leaf” or “FORL” refer to Four Leaf Acquisition Corporation, a Delaware corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Risks and Uncertainties

Results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, and geopolitical instability, including the current military conflicts in Ukraine and Israel. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and ability to complete an initial business combination.

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

Our Sponsor is ALWA Sponsor LLC, a Delaware limited liability company.

The registration statement for our Initial Public Offering was declared effective on March 16, 2023. On March 16, 2023, we consummated our Initial Public Offering of 5,200,000 Units. On March 17, 2023, the underwriters partially exercised their over-allotment option and purchased 221,000 additional Units. Each Unit consists of one share of Class A common stock, and one Public Warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $54,210,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, we consummated the Private Placement of 3,576,900 Private Placement Warrants to our Sponsor at a price of approximately $1.00 per Private Placement Warrant, generating total proceeds of $3,577,000.

Transaction costs associated with the Initial Public Offering amounted to $4,019,087, consisting of $2,710,500 of underwriting commissions, 52,000 Representative Shares, and $1,038,067 of other offering costs. At the IPO date, cash of $974,028 was held outside of the Trust Account and was available for the payment of the Note when necessary, payment of accrued offering costs and for working capital purposes.

In conjunction with the Initial Public Offering, we issued to the underwriter 54,210 Representative Shares for nominal consideration. The fair value of the Representative Shares was accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation” (“ASC 718”) and is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $270,520

Following the closing of the Initial Public Offering, an amount of $55,836,300 ($10.30 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a Trust Account, to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations, the proceeds from the Initial Public Offering will not be released from the Trust Account until the earlier of: (a) the completion of our initial business combination; or (b) the redemption of our public shares if we are unable to complete our initial business combination in the prescribed time frame.

Pursuant to the terms of our Certificate of Incorporation, we were initially granted 12 months to complete an initial business combination with a target company, with the option, but not the obligation, to extend the period of time to consummate a business combination up to two times by an additional three-month period each time (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our Certificate of Incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our Sponsor, upon at least five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $542,100 on or prior to the date of the applicable deadline. On March 19, 2024, we exercised the first extension to extend the date by which we must consummate a business combination transaction from March 22, 2024 to June 22, 2024 (i.e., for a period of time ending 15 months after the consummation of the initial public offering).and our Sponsor deposited the extension funds into the trust account. On March 19, 2024, we issued the Extension Note in the principal amount of $542,100 to our Sponsor and our Sponsor deposited the funds into the trust account in connection with the first extension. The Extension Note bears no interest and is repayable in full upon the consummation of an initial business combination. If we do not consummate an initial business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that we have funds available to us outside of the trust account.

If we are unable to complete an initial business combination by June 22, 2024 (or if we choose to exercise the second extension option, by September 22, 2024), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity, Capital Resources and Going Concern

At December 31, 2023, we had cash of $10,622 and a working capital deficit of $851,869 (excluding the franchise and income tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account).

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2022 (inception) to December 31, 2023 were organizational activities, necessary to consummate the Initial Public Offering and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We have generated and expect to generate non-operating income in the form of dividend and interest income on marketable securities held in the Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and loans under the Note from our Sponsor. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been and will continue to be satisfied through the net proceeds held outside of the Trust Account from the consummation of the Initial Public Offering and the Private Placement. In addition, in order to finance our operations, as well as transaction costs in connection with an initial business combination, our Sponsor, an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, provide Working Capital Loans to us as may be required. The Working Capital Loans are to be repaid upon consummation of an initial business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. As of December 31, 2023, we had $272,000 of outstanding Working Capital Loans from our Sponsor.

As of December 31, 2023, we had cash in the Trust Account of $58,063,737. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $1,897,350) to complete our initial business combination, to the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination. We may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes. Through December 31, 2023, no amounts were withdrawn from the Trust Account.

The Initial Stockholders have agreed not to propose any amendment to our Certificate of Incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by June 22, 2024 (or if we decide to exercise the second extension option, September 22, 2024) unless the Company provides its public stockholders with the opportunity to redeem their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding public shares.

If we are unable to complete an initial business combination by June 22, 204 (or if we determine to exercise the second extension option, by September 22, 2024), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The $10,622 held outside of the Trust Account as of December 31, 2023, will not be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Additionally, we have until June 22, 2024, barring our exercise of the second extension option, to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by such date and an extension is not requested by our Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern, assuming a business combination is not consummated. Our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We believe that the proceeds raised in the Initial Public Offering and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow us to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the initial business combination. Moreover, we may need to obtain additional financing either to complete the initial business combination or because we become obligated to redeem a significant number of public shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Results of Operations

Our entire activity from inception through the IPO date was in preparation for the Initial Public Offering, and since the Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of an initial business combination, at the earliest.

For the year ended December 31, 2023, we had net income of $834,785, which was primarily related to $2,227,437 of dividend and interest income earned in the Trust Account and, $134,583 of income related to the change in fair value of the over-allotment liability, offset by $1,083,245 of formation and general and administrative costs and $443,990 of income tax expense.

For the period from March 3, 2022 (inception) through December 31, 2022, we had a net loss of $6,306, which consisted of formation and general and administrative costs.

The dividend and interest income during the year ended December 31, 2023 represents the income earned in the Trust Account for the year ended December 31, 2023. The income tax expense during the year ended December 31, 2023 was primarily attributable to the dividend and interest income earned in the Trust Account combined with temporary tax differences related to certain expenses. General and administrative costs increased during the year ended December 31, 2023 due to our activities related to operating as a public company versus only formation-related expenses during the period from March 3, 2022 (inception) through December 31, 2022.

Commitments and Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, warrants that may be issued upon conversion of Working Capital Loans, any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and Class A common stock issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement, effective as of the IPO date, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion of the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering securities.

Underwriting Agreement

$1,897,350 in the aggregate (reflecting the partial exercise by the underwriter of its over-allotment option), will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

In conjunction with the closing of the Initial Public Offering, we entered into an administrative support agreement under which we pay our Sponsor a total of $10,000 per month, up until the completion of our initial business combination, for secretarial and administrative services. Our expenses related to the administrative support agreement were $90,000 for the year ended December 31, 2023. Of this amount, $65,000 remains unpaid and is included in due to related party on the Company’ balance sheets, which was offset by $2,820 of due from related party for amounts owed to the Company, resulting in a balance as of December 31, 2023, of $62,180. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. No critical accounting estimates were identified.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. We have not early adopted ASU 2020-06 and do not believe adoption of ASU 2020-06 will have a significant impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. We are currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

Management does not believe that any additional recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions, we may not be required to, among other things: (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Related Party Transactions

Founder Shares

In May 2022, our Sponsor paid $25,000, or approximately $0.011 per share, to cover certain offering costs in consideration for 2,156,250 Founder Shares. On May 10, 2022, our Sponsor surrendered 287,500 Founder Shares, for no consideration, resulting in the Sponsor and directors continuing to hold 1,868,750 Founder Shares. On August 26, 2022, the Sponsor transferred 25,000 Founder Shares to each of Rahul Mewawalla and Stephen Markscheid, each of which are members of our Board of Directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on our board of directors through the closing of such initial business combination.

On March 16, 2023, our Sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in our Sponsor and directors holding an aggregate of 1,495,000 Founder Shares, of which up to 195,000 were subject to forfeiture to the extent the over-allotment option was not exercised in full by the underwriter prior to its expiration date on April 30, 2023. On March 17, 2023, upon the partial exercise of the over-allotment option by the underwriters, the forfeiture lapsed for 55,250 Founder Shares. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 Founder Shares were forfeited, resulting in our Sponsor and directors holding an aggregate of 1,355,250 Founder Shares.

Private Placement

On March 16, 2023, in the Private Placement that occurred simultaneously with the Initial Public Offering, our Sponsor purchased an aggregate of 3,449,500 warrants Private Placement Warrants at a price of $1.00 per warrant, for an aggregate purchase price of $3,449,500. On March 17, 2023, the underwriters partially exercised their over-allotment option resulting in us issuing an additional 127,400 Private Placement Warrants, generating an additional $127,500 in gross proceeds.

Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. If we do not complete an initial business combination by June 22, 2024 (or if we choose to exercise the second extension option, by September 22, 2024), the remaining proceeds, after payments from the sale of the Private Placement Warrants, will be included in the liquidating distribution to the public stockholders and the Private Placement Warrants will be worthless.

Due from Related Party

As of December 31, 2023 and December 31, 2022, the Company recorded $0 and $2,820, respectively, for amounts that were owed to the Company by the Sponsor.

Administrative Support Agreement

On March 22, 2023, the Company entered into an administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $90,000 for the year ended December 31, 2023. Of this amount, $65,000 remains unpaid and is included in due to related party on the Company’s balance sheets, which was offset by $2,820 of due from related party for amounts owed to the Company, resulting in a balance as of December 31, 2023, of $62,180. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Note — Related Party

Prior to March of 2023, our Sponsor had agreed to loan us an aggregate of up to $400,000 to cover expenses related to our Initial Public Offering pursuant to the Note. The Note was non-interest bearing and payable on the earlier of October 31, 2023, the consummation of the Initial Public Offering or the abandonment of the Initial Public Offering.

In March of 2023, we amended the Note to allow for the borrowing of an additional $40,000 (up to $440,000 in total) as well as adjusted the terms of the Note to provide that repayment occur on the later of the Initial Public Offering, or October 31, 2023. This amendment did not have a material impact on our financial statements.

On March 24, 2023, we repaid all amounts outstanding under the Note.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required, up to $2,000,000. If we complete an initial business combination, we will repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

During the years ended December 31, 2023 and 2022, our Sponsor loaned us $272,000 and $0, respectively, as Working Capital Loans. The Working Capital Loans are to be repaid upon the consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital

Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of December 31, 2023 and 2022, we had $272,000 and $0, respectively, borrowed under Working Capital Loans from our Sponsor included in Convertible note — related party in the accompanying balance sheets.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information called for by this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this Annual Report, our disclosure controls and procedures were not effective due to the material weakness in internal controls over financial reporting related to the Company’s review and approval of cash disbursements.

Our management has concluded that there was a material weakness in its internal control over financial reporting related to the Company’s review and approval of cash disbursements.

To address this material weakness management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting.

•	We have implemented additional controls related to vendor verification,

•	We implemented additional review of each payment made by several authorized individuals.

As we have recently implemented the above controls, we will require additional time in order to ensure that the control will operate effectively to address our material weakness.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

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

Item 9B.	OTHER INFORMATION

During the quarter and fiscal year ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Angel Orrantia	52	Chief Executive Officer and Chairman of the Board
Coco Kou	42	Executive Vice President and Director
Robert de Neve	63	Chief Financial Officer
Alvin Wang	45	Director
Bala Padmakumar	63	Director
Stephen Markscheid	70	Director
Rahul Mewawalla	45	Director

Angel Orrantia, Founder and Chief Executive Officer, Director

Mr. Angel Orrantia, our Chief Executive Officer and a member of our board of directors since 2022, is a proven technology executive with a history of investing, acquiring, and building successful companies, while generating attractive stockholder returns. Since 2019, Angel Orrantia has served as the president of i2i, LLC (idea to IPO), a Corporate Strategy Services firm that provides business strategy and legal guidance to entrepreneurs, venture-backed startups and investors seeking to raise money or drive business expansion. Previously,

Mr. Orrantia served as the Founder and General Partner of Vonzos Partners, a venture capital firm providing strategic business growth and coaching from 2017 to 2019, and a Senior Director at SK Telecom Americas, a venture capital firm working with emerging technologies from 2013 to 2017. Mr. Orrantia’s diverse experiential pedigree also includes chip design at Intel in the Graduate Rotation Program, leading teams developing implanted medical devices for Medtronic, building a broadband division for Philips Semiconductor, negotiating numerous acquisitions for Cisco while at Fenwick and West, developing a materials division for Applied Materials, organizing and formalizing the Alliance Management Office for Applied Materials, founding and building a core technology accelerator for SK Telecom, and launching a $100 million VC fund focused on stressed and de-stressed startups in the medical device industry. Mr. Orrantia currently serves on the Board of Directors of Wembley Partners, a cyber-risk consulting and software products firm. Mr. Angel Orrantia has a BS in Electrical engineering from Stanford University, an MBA from Arizona State University and a JD from the University of Notre Dame.

Coco Kuo, Chief Financial Officer

Ms. Coco Kuo, our Chief Financial Officer since 2022, is a certified public accountant and experienced finance executive with a demonstrated history of working in accounting and finance functions across industries. Previously, Ms. Kou served as the Chief Financial Officer of Xynomic Pharmaceuticals Holdings, a research and development company, from 2019 through 2021. Prior to that, Ms. Kou served as Chief Financial Officer of Salion Food Condiment Limited, a food condiment research and manufacturing company, from 2017 through 2018. Ms. Kou also has over 10 years of experience in public accounting at Deloitte LLP and Marcum Asia CPAs LLP (formerly known as Marcum Bernstein & Pinchuk LLP). Through her education and business experience, Ms. Kou has developed strong skills in Risk Management, Corporate Finance, Accounting, Venture Capital and Sarbanes-Oxley Act compliance. Ms. Kou’s educational experiences include an EMBA-GLOBAL ASIA focused in EMBA from Columbia Business School, London Business School and Hong Kong University.

Robert de Neve, Chief Strategy Officer

Robert de Neve, our Chief Strategy Officer since 2022, is a skilled executive and investor with broad experience advising companies across the technology industry. Mr. de Neve has over 45 years of experience as an engineer, entrepreneur, executive, lecturer and investor in Silicon Valley. Since 2007, Mr. de Neve has served as the General Partner at NextPhase Ventures, a venture capital, private equity business advisory firm that provides solutions to technology companies. Starting in 2020, Mr. de Neve took on the additional role of Managing Director of Cooperate Strategy & New Ventures at Applied Manufacturing Group, an OEM level, product lifecycle-based company that provides engineering and manufacturing solutions to aerospace, defense, semiconductor, bio-med and automation industries. Mr. de Neve’s previously experience includes Founder & CEO at the accelerator/integrator BriteLab, EVP & General Manager at Brooks-PRI Automation, a semiconductor manufacturer, VP of Operations at robot maker Equipe Technologies, NPI Manager & Engineer at KLA-Tencor, a capital equipment company, Accelerator Technologist at Stanford Linear Accelerator Center, a United States Department of Energy National Laboratory operated by Stanford University, and a instructor/mentor at Draper University, Carnegie-Mellon, Thiel Foundation and UCSC. Robert is a six-time honoree of the INC. Fast 500 and a seven-time honoree of SVBJ’s Fast 50 achieving a #1 win in 1996. He currently sits on the Board of Directors of Evolve Manufacturing Technologies Inc., Anybots Inc, Embolx Inc., Mettle Machine Inc. and Applied Manufacturing Group. and the Industrial Advisory Board of the US Department of Commerce’s Advanced Manufacturing Technology Work Force Development Initiative. Mr. de Neve has executive management experience supporting two significant exits valued at over $700M, a $240M sale of Equipe to PRI, and a $475M sale of PRI to Brooks. He is currently engaged in a series of academic research projects in Advanced Business and Productization Systems and is a graduate of the Project & Program Management Certificate Program at UC Santa Cruz and the Contemporary Optics & Lens Design Certificate Program at

University of Rochester. Robert also studied Laster Technology at San Jose City College and Electronics Engineering Technology at Cogswell Polytechnic College.

Alvin Wang, Director

Alvin Wang has been a member of our board of directors since 2022. Since 2019, Mr. Wang has served as a Managing Director of FocalPoint Partners LLC, a Los Angeles based investment banking firm. Mr. Wang has developed extensive transaction and valuation experience across a wide spectrum of industries including TMT, retail, healthcare industrial and renewable energy. Prior to joining FocalPoint Partners LLC, from 2017 to 2019, Mr. Wang was a Managing Director at VSA Capital, a London, UK based investment banking firm which specializes in energy and renewable energy investment banking business. Prior to his time at VSA Capital, Mr. Wang also held positions at Duff and Phelps and Houlihan Lokey, both of which are U.S. headquartered, global financial advisory and investment banking firms, providing service in connection with merger and acquisition, joint ventures, fairness opinions and going private transactions. Mr. Wang has a Master of Science in Finance from Boston College and a Master’s Degree in Economics from Northeastern University.

Bala Padmakumar, Chairman

Bala Padmakumar has been a member of our board of directors since 2022. Mr. Padmakumar is a broad based entrepreneur and technologist with a strong background in strategic partnerships, product and business development, technology and operations, private equity, and venture capital environments. Since August 2020, Mr. Padmakumar has been a partner at Advantary LLC, where he specializes in business development and advises on strategic matters. Since September 2021, Mr. Padmakumar has also served as Chief Executive Officer and Chairman of Monterey Capital Acquisition Corporation, a newly organized blank check company formed for the purpose of effecting a business combination, which is intended to on businesses in the clean transition sector. From July 2016 to December 2021, Mr. Padmakumar also advised on deal flow and provided operational support to portfolio companies for a fund set up to support SK Telecom Co., Ltd.’s strategic interests. From 2011 to October 2020, Mr. Padmakumar was the Chief Executive Officer at Amperics, Inc., a developer and vendor of high energy density ultracap hybrid storage systems. Mr. Padmakumar also has extensive experience in the clean energy sectors, having been an advisor to Lionrock Batteries Ltd., which creates flexible batteries and high performance separator technology since 2019, an advisor to the board and CEO of Hyperscale Data Center Company, a company focused on energy usage efficiency in hyperscale data centers from 2018 to 2020, and an advisor to the chairman of Advanced Systems Automation Limited in Singapore, where he advised on issues surrounding urban transportation, High Energy Density Li Ion battery (NMC technology) and 3D printing technology from 2017 to 2019. Mr. Padmakumar also has broad experience advising on capital raising and corporate strategy, serving as a mentor to OneValley Inc., a global entrepreneurship platform for individuals, startups, and corporations seeking innovation and accelerated growth, and as an advisor to several early stage companies from audio technologies to SaaS products. Mr. Padmakumar has a Bachelor’s Degree in Technology from the University of Madras in Chemical Engineering and a Master of Science Degree in Chemical Engineering from Stanford University.

Directorships of listed companies in the past five years: Current — Monterey Capital Acquisition Corporation (since 2022).

Stephen Markscheid, Director

Stephen Markscheid has been a member of our board of directors since 2022. Mr. Markscheid is Managing Principal of Aerion Capital, a family office.

From 1998-2006, Mr. Markscheid worked for GE Capital, the financial services division of General Electric. During his time with GE Capital, Mr. Markscheid led GE Capital’s business development activities in China and Asia Pacific, primarily acquisitions and direct investments. Prior to GE Capital, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. Mr. Markscheid earned a BA in East Asian Studies from Princeton University in 1976, an MA in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian.

Directorships of listed companies in the past five years: Current — JinkoSolar Holdings Co. Ltd. (since 2009); Monterey Capital Acquisition Corporation (since 2022); Richtech Robotics Inc. (since 2023); Tristar Acquisition I Corp. (since 2023); QMIS TBS Capital Group Corp. (since 2024); Former — Fanhua Inc. (2007-2024), Cenntro Inc. (2023-2024), TKK Symphony Acquisition Corporation (2018-2022); Akso Health Group (2017-2022).

Rahul Mewawalla, Director

Rahul Mewawalla has been a member of our board of directors since 2022. Mr. Mewawalla is a technology, digital, product, and business leader with extensive strategic and operational leadership expertise across technology, internet, software, telecommunications, financial services, media, consumer, enterprise, digital and blockchain companies. He has held several executive leadership roles and currently serves as Chief Executive Officer and President of Mawson Infrastructure Group Inc., a digital infrastructure company, and previously served as Chief Executive Officer and President of Xpanse Inc., a software, technology and fintech company from 2020 to 2021, as Chief Digital Officer and Executive Vice President, Platforms and Technology Businesses at Freedom Mortgage Corporation, a national financial services company from 2020 to 2021, as Chief Executive Officer and President at Zenplace Inc., a software-as-a-service and technology platforms company from 2014 to 2020, as Vice President at Nokia Corporation, a global technology and telecommunications company from 2010 to 2012, as Vice President at General Electric Company’s NBCUniversal, a global media, entertainment and diversified company from 2008 to 2010, and as Senior Director at Yahoo! Inc., a global internet and technology company from 2005 to 2008. Mr. Mewawalla has also served as an independent board director at SOS Children’s Villages USA, Senior Advisor to the San Francisco Mayor’s Office on Innovation, as Advisor to Stanford University’s Persuasive Technology Lab, and as Committee Chair of the VC TaskForce SIG on Systems and Services. Mr. Mewawalla earned a BBS from the University of Delhi and an MBA from the Kellogg School of Management at Northwestern University.

Directorships of listed companies in the past five years: Current — Phunware, Inc. (since 2021); Lion Group Holdings Ltd. (since 2022); Former — Rocky Mountain Chocolate Factory (2021-2022).

Number and Terms of Office of Officers and Directors

We currently have five directors. Holders of our Founder Shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of shares of our public Class A common stock will not have the right to vote on the election of directors during such time; provided, however, that with respect to the election of directors in connection with a meeting of the stockholders of the Company in which a business combination is submitted to our stockholders for approval, holders of the Class A common stock and holders of the Class B common stock, voting together as a single class, shall have the exclusive right to vote for the election of directors. These provisions of our second amended and restated certificate of incorporation may only be amended if approved by a majority of the Class B common stock then outstanding. Each of our directors will hold office for a one-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board or by a majority of the holders of our common stock (or, prior to our initial business combination, a majority of the holders of our Founder Shares).

Subject to the terms of any preferred stock, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; provided, however, that prior to the consummation of our initial business combination, any or all of the directors may be removed from office, only by the affirmative vote of holders of a majority of the voting power of all then outstanding Founder Shares.

Subject to any other special rights applicable to the stockholders, including holders of preferred stock, whenever any director shall have been elected by the holders of any class of stock voting separately as a class, such director may be removed and the vacancy filled only by the holders of that class of stock voting separately as a class. Vacancies caused by any such removal and not filled by the stockholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the directors then in office, although less than a quorum, and in any case, prior to the consummation of our initial business combination, by a majority of the holders of our Founder Shares, and any director so elected to fill any such vacancy or newly created directorship shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate.

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Padmakumar, Markscheid and Mewawalla are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us.

Commencing on March 22, 2023, we entered into an administrative support agreement under which we agreed to pay our Sponsor a total of $10,000 per month for secretarial and administrative services. The administrative support agreement began on the we first listed on the Nasdaq Global Market and will continue monthly until the completion of our initial business combination or liquidation. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). Our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors, advisors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors, which consists of Messrs. Padmakumar, Markscheid and Mewawalla. Mr. Markscheid chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Padmakumar, Markscheid and Mewawalla meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that each of Messrs. Markscheid and Mewawalla each qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing: (i) the independent registered public accounting firm’s internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues; and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Padmakumar, Markscheid and Mewawalla. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Padmakumar, Markscheid and Mewawalla have each been determined to be independent and Mr. Mewawalla serves as Chairman of our compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our Sponsor of $10,000 per month, up until the completion of our initial business combination or liquidation, for secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Our independent directors will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2023, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the board of directors or compensation committee.

Clawback Policy

Our board of directors has adopted a clawback policy (the “Clawback Policy”) permitting us to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97 of this Annual Report for our Clawback Policy.

Code of Ethics and Insider Trading Policy

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the registration statement filed in connection with the Initial Public Offering. You are able to review the Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

As of March 25, 2024, we have not adopted a formal insider trading policy. In connection with our initial business combination, we expect to adopt an insider trading policy which will require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution.

Legal Proceedings Involving Our Officers and Directors

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Conflicts of Interest

Subject to pre-existing fiduciary or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our Company to us. Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial business combination by June 22, 2024, or if we decide to exercise the second extension option, by September 22, 2024. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of our public shares, and the placement securities will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable by our Sponsor until the earlier of: (A) one year after the completion of our initial business combination; or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our

Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $2,000,000 of such loans may be converted into warrants, at a price of $1.00 per warrants at the option of the lender, upon consummation of our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Affiliation
Angel Orrantia	i2i, LLC	President
	Wembley Partners/ORNA Inc.	Director

Coco Kou	—	—

Robert de Neve	Applied Manufacturing Group (AMG)	Managing Director
	NextPhase Ventures	General Partner

Alvin Wang	FocalPoint Partners LLC	Director
	VSA Capital	Director

Bala Padmakumar	Advantary LLC	Partner
	Monterey Capital Acquisition Corporation	Chief Executive Officer and Director
	Lionrock Batteries	Advisor

Stephen Markscheid	JinkoSolar Holdings Co. Ltd.	Director
	Monterey Capital Acquisition Corporation	Director
	Richtech Robotics Inc.	Director
	Tristar Acquistion I Corp.	Director
	QMIS TBS Capital Group Corp.	Director
	Kingwisoft Technology Group Company Limited	Director
	Aerion Capital	Managing Partner
	KX Power	Chairman Emeritus
	Nulyzer Inc.	Board Advisor
	Hago Energetics, Inc.	Board Advisor
	Nanograf Technologies	Board Advisor
	Intelligent Generation, LLC	Board Advisor

Rahul Mewawalla	Phunware, Inc.	Director
	Mawson Infrastructure Group, Inc.	Director
	Aquarius II Acquisition Corporation	Director
	Lion Group Holding Financial	Director

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

Accordingly, if any of the above executive officers, directors or director nominees becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our Certificate of Incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our Certificate of Incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Certificate of Incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	EXECUTIVE COMPENSATION

Please see “Officer and Director Compensation” under Item 10 of this Annual Report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2024 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to the voting securities beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 25, 2024.

The beneficial ownership of our common stock is based on 6,830,460 shares of common stock issued and outstanding as of March 25, 2024, consisting of 5,475,210 shares of Class A common stock and 1,355,250 shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED(2)	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors and Executive Officers
ALWA Sponsor LLC(1)(3)	1,305,250	19.1%
Alvin Wang(1)(3)	1,305,250	19.1%
Stephen Markcheid(1)	25,000	*
Rahul Mewawalla(1)	25,000	*
Bala Padmakumar(1)(3)	—	—
Angel Orrantia(1)(3)	—	—
Coco Kou(1)(3)	—	—
Robert de Neve(1)(3)	—	—
All executive officers and directors as a group (seven individuals)	1,355,250	19.8%

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Five Percent Holders
Wealthspring Capital LLC(4)	533,600	9.74
AQR Capital Management, LLC(5)	464,956	8.49%
L1 Capital Global Opportunities Master Fund Ltd(6)	313,000	5.71%
Periscope Capital Inc.(7)	308,137	5.62%
Barclays PLC(8)	295,978	5.41%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following is 4546 El Camino Real B10 #715, Los Altos, California 94022.
(2)

Interests shown consist solely of Founder Shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)

ALWA Sponsor, LLC, our Sponsor, is the record holder of the securities reported herein. Alvin Wang is the managing member of our Sponsor. Mr. Wang shares voting and dispositive power over the Founder Shares held by our Sponsor and may be deemed to beneficially own such shares. Bala Padmakumar, Angel Orrantia, Coco Kou and Robert de Neve are each a member of our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)

According to a Schedule 13G filed with the SEC on February 8, 2024 on behalf of Wealthspring Capital LLC and Matthew Simpson (collectively, “Wellspring”). As of December 31, 2023, Wellspring reported that it has shared voting and dispositive power over 533,600 shares of the Company’s Class A common stock. Mr. Simpson is a manager of Wellspring Capital LLC. The business address of Wellspring is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.

(5)

According to a Schedule 13G filed with the SEC on February 14, 2024 on behalf of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC (collectively, “AQR”). As of December 31, 2023, AQR reported that it has shared voting and dispositive power over 464,956 shares of the Company’s Class A common stock. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The business address of AQR is One Greenwich Plaza, Greenwich, CT 06830.

(6)

According to a Schedule 13G/A filed with the SEC on February 9, 2024 on behalf of L1 Capital Global Opportunities Master Fund Ltd. As of December 31, 2023, L1 Capital Global Opportunities Master Fund Ltd. reported that it has sole voting and dispositive power over 313,000 shares of the Company’s Class A common stock. David Feldman and Joel Arber are the Directors of L1 Capital Global Opportunities Master Fund Ltd. As such, L1 Capital Global Opportunities Master Fund Ltd, Mr. Feldman and Mr. Arber may be deemed to beneficially own the shares of the Company’s Class A common stock held by L1 Capital Global Opportunities Master Fund Ltd. To the extent Mr. Feldman and Mr. Arber are deemed to beneficially own such shares, Mr. Feldman and Mr. Arber disclaim beneficial ownership of these securities for all other purposes. The business address of L1 Capital Global Opportunities Master Fund Ltd. is 161A Shedden Road, 1 Artillery Court, PO Box 10085, Grand Cayman, Cayman Islands KY1-1001

(7)

According to a Schedule 13G filed with the SEC on February 9, 2024 on behalf of Periscope Capital Inc. As of December 31, 2023, Periscope Capital Inc. reported that it has shared voting and dispositive power over 308,137 shares of the Company’s Class A common stock. Periscope Capital Inc., which is the beneficial owner of 168,237 shares of the Company’s Class A common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 139,900 shares of the Company’s Class A common stock. The business address of Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(8)

According to a Schedule 13G filed with the SEC on February 13, 2024 on behalf of Barclays PLC, Barclays Bank PLC and Barclays Capital Inc. As of December 31, 2023, Barclays PLC reported that it has sole voting and dispositive power over 295,978 shares of the Company’s Class A common stock through Barclays Bank PLC and Barclays Capital Inc. The business address of Barclays PLC is 1 Churchill Place, London, E14 5HP, England.

The holders of the Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination or in connection with a tender offer.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In May 2022, our Sponsor paid $25,000, or approximately $0.011 per share, to cover certain offering costs in consideration for 2,156,250 Founder Shares. On May 10, 2022, the Sponsor surrendered 287,500 Founder Shares, for no consideration, resulting in the Sponsor and directors continuing to hold 1,868,750 Founder Shares. On August 26, 2022, the Sponsor transferred 25,000 Founder Shares to each of Rahul Mewawalla and Stephen Markscheid, each of which are members of the Company’s Board of Directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s Board of Directors through the closing of such initial business combination.

Concurrent with the consummation of the Initial Public Offering, on March 16, 2023, the Sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in the Sponsor and directors holding an aggregate of 1,495,000 Founder Shares, of which up to 195,000 was subject to forfeiture to the extent the over-allotment option was not exercised in full by the underwriter prior to its expiration date on April 30, 2023.

On March 17, 2023, upon the partial exercise their over-allotment option by the underwriters, the forfeiture lapsed for 55,250 Founder Shares. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 Founder Shares were forfeited, resulting in our Sponsor and directors holding an aggregate of 1,355,250 Founder Shares.

Simultaneously with the closing of the Initial Public Offering, on March 16, 2023, our Sponsor purchased an aggregate of 3,449,500 Private Placement Warrant at a price of $1.00 per warrant, for an aggregate purchase price of $3,449,500. On March 17, 2023, the underwriters partially exercised their over-allotment option resulting in the Company issuing 127,400 Private Placement Warrants, generating an additional $127,500 in gross proceeds.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

On March 22, 2023, we entered into an administrative support agreement under which we agreed to pay our Sponsor a total of $10,000 per month for secretarial and administrative services. The administrative support agreement began on the we first listed on the Nasdaq Global Market and will continue monthly until the completion of our initial business combination or liquidation. The Company’s expenses related to the administrative support agreement were $90,000 for the year ended December 31, 2023. Of this amount, $65,000 remains unpaid and is included in due to related party on the Company’s balance sheets, which was offset by $2,820 of due from related party for amounts owed to the Company, resulting in a balance as of December 31, 2023, of $62,180. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to March of 2023, our Sponsor had agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the proposed Initial Public Offering pursuant to the “Note. The Note was non-interest bearing and payable on the earlier of October 31, 2023, the consummation of the Initial Public Offering or the abandonment of the Initial Public Offering. In March of 2023, we amended the Note to allow for the borrowing of an additional $40,000 (up to $440,000 in total) as well as adjusted the terms of the Note to provide that repayment occur on the later of the Initial Public Offering, or October 31, 2023. This amendment did not have a material impact on our financial statements. On March 24, 2023, we repaid all amounts outstanding under the Note.

In order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required, up to $2,000,000 (“Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans. Up to $2,000,000 of such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

During the fiscal year ended December 31, 2023, our Sponsor loaned us an aggregate of $272,000 as Working Capital Loans. The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of December 31, 2023, we had $272,000 borrowed under Working Capital Loans from the.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to certain registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

Prior to the consummation of the Initial Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of our code of ethics is filed as an exhibit to this Annual Report.

In addition, our audit committee, pursuant to a written charter, is responsible for developing and recommending to the Board for approval, policies and procedures for the review, approval or ratification of related person transactions required to be disclosed pursuant to Item 404 of Regulation S-K, as may be amended from time to time, and any other applicable requirements. The audit committee is also responsible for overseeing the implementation of, and compliance with, the such related party transaction policies, including reviewing, approving or ratifying related person transactions, as appropriate. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audits of our annual financial statements as of and for the years ended December 31, 2023 and 2022, reviews of the financial information included in our quarterly reports on Form 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023, including services in connection with our Initial Public Offering totaled $246,280. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2023, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the year ended December 31, 2023.

All Other Fees. We did not pay Marcum for other services during the year ended December 31, 2023.

Audit Committee Approval

Our audit committee was formed upon the consummation of the Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this Annual Report:

(1) See “Index to Financial Statements and Financial Statement Schedules” and (2) Item 8 to this Annual Report.

(2) Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(3) The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

1.1	Underwriting Agreement, dated March 16, 2023, by and between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters	Form 8-K (Exhibit 1.1)	3/21/2023	001-41646

3.1	Second Amended and Restated Certificate of Incorporation of Four Leaf Acquisition Corporation	Form S-1 (Exhibit 3.1)	9/13/2022	333-267399

3.2	Bylaws of Four Leaf Acquisition Corporation	Form S-1 (Exhibit 3.2)	9/13/2022	333-267399

4.1	Specimen Class A Common Stock Certificate	Form S-1 (Exhibit 4.2)	9/13/2022	333-267399

4.2	Specimen Unit Certificate	Form S-1 (Exhibit 4.1)	9/13/2022	333-267399

4.3	Specimen Warrant Certificate	Form S-1 (Exhibit 4.3)	9/13/2022	333-267399

4.5	Warrant Agreement, dated March 16, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K (Exhibit 4.1)	3/21/2023	001-41646

4.6*	Description of Registered Securities

10.1	Letter Agreement, dated March 16, 2023, by and among the Company, its officers, its directors and ALWA Sponsor LLC.	Form 8-K (Exhibit 10.1)	3/21/2023	001-41646

10.2	Investment Management Trust Agreement, dated March 16, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.	Form 8-K (Exhibit 10.2)	3/21/2023	001-41646

10.3	Registration Rights Agreement, dated March 16, 2023, by and among the Company and ALWA Sponsor LLC	Form 8-K (Exhibit 10.3)	3/21/2023	001-41646

10.4	Private Placement Warrants Purchase Agreement, dated March 16, 2023, by and among the Company and ALWA Sponsor LLC.	Form 8-K (Exhibit 10.4)	3/21/2023	001-41646

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.5	Administrative Support Agreement, dated March 16, 2023, by and among the Company and ALWA Sponsor LLC	Form 8-K (Exhibit 10.5)	3/21/2023	001-41646

10.6	Promissory Note, dated August 17, 2023, issued to ALWA Sponsor, LLC	Form 10-Q (Exhibit 10.1)	12/22023	001-41646

10.7	Promissory Note, dated September 20, 2023, issued to ALWA Sponsor, LLC	Form 10-Q (Exhibit 10.2)	12/22023	001-41646

14	Code of Ethics of Four Leaf Acquisition Corporation	Form S-1 (Exhibit 14)	9/13/2022	333-267399

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

97*	Clawback Policy

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Four Leaf Acquisition Corporation

Date: April 1, 2024	By:	/s/ Angel Orrantia
		Name:	Angel Orrantia
		Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Angel Orrantia	Chief Executive Officer (Principal Executive Officer)	April 1, 2024
Angel Orrantia

/s/ Coco Kou	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024
Coco Kou

/s/ Alvin Wang	Director	April 1, 2024
Alvin Wang

/s/ Bala Padmakumar	Director	April 1, 2024
Bala Padmakumar

/s/ Stephen Markscheid	Director	April 1, 2024
Stephen Markscheid

/s/ Rahul Mewawalla	Director	April 1, 2024
Rahul Mewawalla

FOUR LEAF ACQUISITION CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2

Balance Sheets as of December 31, 2023 and 2022	F- 4

Statements of Operations for the year ended December 31, 2023 and for the period from March 3, 2022 (inception) through December 31, 2022	F- 5

Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) for the year ended December 31, 2023 and for the period from March 3, 2022 (inception) through December 31, 2022
F- 6

Statements of Cash Flows for the year ended December 31, 2023 and for the period from March 3, 2022 (inception) through December 31, 2022	F- 7

Notes to Financial Statements	F- 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Four Leaf Acquisition Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Four Leaf Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in common stock subject to possible redemption and stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023 and for the period from March 3, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from March 3, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before June 22, 2024 or September 22, 2024 subject to the approval by the board of directors of an additional three month extension and further funding of the trust. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to June 22, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond June 22, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).
Costa Mesa, CA
April 1, 2024

Four Leaf Acquisition Corporation
Balance Sheets

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$10,622	$1,280
Due from related party	—	2,820
Prepaid expenses	49,842	7,500

Total current assets	60,464	11,600
Other assets
Marketable securities held in trust account	58,063,737	—
Deferred offering costs	—	705,130

Total assets	$58,124,201	$716,730

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accrued offering costs	$97,440	$386,536
Accounts payable and accrued expenses	402,663	—
Due to related party	62,180	—
Convertible note — related party	272,000	—
Promissory note — related party	—	311,500
Deferred credit — operating expenses funded by potential target	191,250	—
Income taxes payable	443,990	—

Total current liabilities	1,469,523	698,036
Deferred underwriting fee payable	1,897,350	—

Total liabilities	3,366,873	698,036

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 26,000,000 shares authorized; 5,421,000 shares at $10.61 redemption value and zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	56,067,420	—

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 26,000,000 shares authorized; 54,210 issued and outstanding (excluding 5,421,000 shares subject to possible redemption) and zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	5	—
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; 1,355,250 and 1,495,000 (1) shares issued and outstanding as of December 31, 2023 and 2022, respectively	136	150
Additional paid-in capital	—	24,850
Accumulated deficit	(1,310,233)	(6,306)

Total stockholders’ equity (deficit)	(1,310,092)	18,694

Total liabilities and stockholders’ equity (deficit)	$58,124,201	$716,730

(1)
Included
up to 195,000 shares of Class B common stock, $0.0001

par value (“Founder Shares”) subject to forfeiture if the over-allotment option was
not exercised in full or in part by the underwriter as of December 31, 2022. On March 16, 2023, the Sponsor surrendered
373,750
Founder Shares, for no consideration, resulting in the Sponsor and directors holding 1,495,000 Founder Shares. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining
139,750
Founder Shares were forfeited. Share amount has been retroactively adjusted to reflect the share surrender (see Note 5 and 7).

The accompanying notes are an integral part of these financial statements.

F-
4

Four Leaf Acquisition Corporation
Statements of Operations

	For the year ended December 31, 2023	For the period from March 3, 2022 (inception) through December 31, 2022
Formation and operating costs	$1,083,245	$6,306

Loss from operations	(1,083,245)	(6,306)
Other income:
Dividend and interest income	2,227,437	—
Change in fair value of over-allotment liability	134,583	—

Income (loss) before income taxes	1,278,775	(6,306)
Income tax provision	(443,990)	—

Net income (loss)	$834,785	$(6,306)

Weighted average shares outstanding of Class A common stock subject to possible redemption	4,321,342	—

Basic and diluted net income per share, Class A common stock subject to possible redemption (see Note 2)	$0.15	$—

Weighted average shares outstanding of Class A common stock	43,213	—

Basic and diluted net income per share, Class A Common Stock (see Note 2)	$0.15	$—

Weighted average shares outstanding of Class B common stock (1)	1,343,897	1,300,000

Basic and diluted net income (loss) per share, Class B common stock (see Note 2)	$0.15	$(0.00)

(1)
Excluded
an aggregate of up to 195,000
Founders Shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was
exercised. On March 16, 2023, the Sponsor surrendered
373,750
Founder Shares, for no consideration, resulting in the Sponsor and directors holding
1,495,000
Founder Shares. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining
139,750
Founder Shares were forfeited. Share amount has been retroactively adjusted to reflect the share surrender (see Note 5 and 7).

The accompanying notes are an integral part of these financial statements.

F-
5

Four Leaf Acquisition Corporation
Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)

	Common Stock Subject to Possible Redemption		Common Stock					Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares		Amount
Balance — December 31, 2022	—	$—	—	$—	1,495,000	(1)	$150	$24,850	$(6,306)	$18,694
Issuance of private placement warrants	—	—	—	—	—		—	3,577,000	—	3,577,000
Issuance of Class A Common Stock, net of issuance costs of $3,928,774	5,421,000	48,928,489	—	—	—		—	—	—	—
Issuance of Public Warrants, net of issuance costs of $90,313	—	—	—	—	—		—	1,127,840	—	1,127,840
Issuance of Representative Shares	—	—	54,210	5	—		—	270,515	—	270,520
Forfeiture of Class B Common Stock due to expiration of over-allotment option	—	—	—	—	(139,750)		(14)	14	—	—
Accretion of Class A Common Stock to redemption value	—	7,138,931	—	—	—		—	(5,000,219)	(2,138,712)	(7,138,931)
Net income	—	—	—	—	—		—	—	834,785	834,785

Balance — December 31, 2023	5,421,000	$56,067,420	54,210	$5	1,355,250		$136	$—	$(1,310,233)	$(1,310,092)

	Common Stock Subject to Possible Redemption		Common Stock					Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares		Amount
Balance — March 3, 2022 (inception)	—	$—	—	$—	—		$—	$—	$—	$—
Net loss	—	—	—	—	—		—	—	(6,306)	(6,306)
Issuance of common stock to Sponsor	—	—	—		1,495,000	(1)	150	24,850	—	25,000

Balance — December 31, 2022	—	$—	—	$—	1,495,000		$150	$24,850	$(6,306)	$18,694

(1)
Included
 up to 195,000
Founders Shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was
exercised. On March 16, 2023, the Sponsor surrendered
373,750
Founder Shares, for no consideration, resulting in the Sponsor and directors holding
1,495,000

Founder Shares. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining
 139,750
Founder Shares were forfeited. Share amount has been retroactively adjusted to reflect the share surrender (see Note 5 and 7).

The accompanying notes are an integral part of these financial statements.

F-
6

Four Leaf Acquisition Corporation
Statements of Cash Flows

	For the year ended December 31, 2023	For the period from March 3, 2022 (inception) through December 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$834,785	$(6,306)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividend and interest income	(2,227,437)	—
Gain on change in fair value of overallotment option	(134,583)	—
Changes in current assets and liabilities
Prepaid expenses	45,314	(7,500)
Accounts payable and accrued expenses	506,257	—
Due to/from related party	65,000	(2,820)
Income taxes payable	443,990	—

Net cash used in operating activities	(466,674)	(16,626)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(55,836,300)	—

Net cash used in investing activities	(55,836,300)	—

Cash Flows from Financing Activities:
Proceeds from convertible note — related party	272,000	—
Proceeds from promissory note	84,000	311,500
Payment of deferred offering costs	—	(318,594)
Proceeds from issuance of common stock	—	25,000
Repayment of promissory note	(395,500)	—
Gross proceeds from issuance of public units	54,210,000	—
Proceeds from issuance of Private Warrants	3,577,000	—
Payment of offering costs on Public Units	(1,435,184)	—

Net cash provided by financing activities	56,312,316	17,906

Net change in cash	9,342	1,280
Cash — beginning of the period	1,280	—

Cash — end of the period	$10,622	$1,280

Non-cash investing and financing activities:
Remeasurement of Class A common stock subject to possible redemption	$7,138,931	$—
Deferred underwriting commissions	$1,897,350	$—
Issuance of Representative Shares for services	$270,520	$—
Directors’ and officers’ insurance fee paid by potential target company	$191,250	$—
Offering costs included in accrued offering costs	$97,440	$386,536
The accompanying notes are an integral part of these financial statements.

F-
7

FOUR LEAF ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS
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
As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2022 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (“IPO”) (as described below), and activities necessary to identify a potential target for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination. The Company generates non-operating
income in the form of dividend and interest income from the proceeds derived from the IPO.
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
Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of
3,576,900
 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), which were purchased by our Sponsor, at a price of $
1.00 per Private Placement Warrant, generating total proceeds of $3,577,000, which is described in Note 4.
Transaction costs amounted to $4,019,087 consisting of $2,710,500 of underwriting commissions, $813,150 of which was paid out within three days of the IPO date, the Representative Shares (as defined below), and $1,038,067 of other offering costs. At the IPO date, cash of $974,028 was held outside of the Trust Account (as defined below) and was available for the payment of the Note (as defined below) when necessary (see Note 5), payment of accrued offering costs and for working capital purposes.
In conjunction with the IPO, the Company issued to the underwriter 54,210 shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $
270,520.
Following the closing of the IPO, an amount of $55,836,300 ($10.30 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the “Private Placement Warrants was placed in a trust account (the “Trust

F-
8

Account”) to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. There is no assurance that the Company will be able to complete an initial business combination successfully. The Company must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the agreement to enter into the initial business combination. However, the Company will only complete a business combination if the post-transaction company owns or acquires 50
% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940.
In connection with any proposed initial business combination, the Company will either: (1) seek stockholder approval of such initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable); or (2) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein.
If the Company engages in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than a pro rata portion of his, her or its shares. The decision as to whether the Company will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If the Company determines to allow stockholders to sell their shares to the Company in a tender offer, it will file tender offer documents with the U.S. Securities and Exchange Commission (“SEC”) which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.
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

F-
9

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
The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with an initial business combination or affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete an initial business combination within 12 months (or if the Company decides to extend the period of time to complete the initial business combination up to two times by an additional three months each time, at $0.10 per unit per extension, for a total of $0.20 per unit in the aggregate in trust, within 18 months) from the closing of the IPO (the “Combination Period”) unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable up to the interest income from the Trust Account, divided by the number of then outstanding public shares. On March 19, 2024, the Company’s board of directors exercised the first extension to extend the date by which it must consummate a business combination transaction from March 22, 2024 to June 22, 2024 (i.e., for a period of time ending 15 months after the consummation of the IPO) and the Sponsor deposited the extension funds into the trust account.
If the Company is unable to complete an initial business combination by June 22, 2024 (or by September 22, 2024, if the Company determines to exercise the second extension option), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $
100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Company’s Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Class B common stock held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the Initial Stockholders acquire public shares after the IPO date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete an initial business combination within the prescribed time frame. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete an initial business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

F-
10

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $
10.30 per public share or (2) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern Consideration
As of December 31, 2023, the Company had $10,622 in cash available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem Class A common stock. Up to $100,000 of interest and dividends earned in the Trust Account are available to pay dissolution expenses, if necessary. The Company may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes payable. As of December 31, 2023, none of the principal amount in the Trust Account was withdrawn as described above. In addition, in order to fund working capital deficiencies and finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”) (see Note 5). As of December 31, 2023, the Company had $272,000 outstanding as Working Capital Loans in the form of convertible notes from the Sponsor.
The $10,622
held outside of the Trust Account as of December 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing operating expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Additionally, following the Company’s exercise of its first extension option, the Company has until June 22, 2024 (or September 22, 2024 when extended) to consummate a business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, assuming an initial business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company believes that the proceeds raised in the IPO and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a business combination are less than the actual amount necessary to do so, the

F-1
1

Company may have insufficient funds available to operate its business prior to the initial business combination. Moreover, the Company may need to obtain additional financing either to complete the initial business combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination.
Risks and Uncertainties
Results of operations and the Company’s ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, and geopolitical instability, including the current military conflicts in Ukraine and Israel. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and ability to complete an initial business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
On December 27, 2022, the Treasury issued Notice
2023-2
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
Because any redemptions of our stock in connection with an initial business combination, extension vote or otherwise will occur after December 31, 2022, such redemptions may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs, (iii) the nature and amount of any equity issuances, in connection with an initial business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) legal uncertainties regarding how the excise tax applies to transactions like an initial business combination (and, if applicable, a complete liquidation and dissolution of the Company) and the content of final and proposed regulations and further guidance from the Treasury. The foregoing could cause a reduction in the cash available on hand to complete an initial business combination and in our ability to complete an initial business combination. The proceeds placed in the Trust Account and the interest earned thereon will not be used to pay for the excise tax

F-1
2

that may be levied on the Company in connection with such redemptions. The Company further confirms that it will not utilize any funds from the trust account to pay any such excise tax.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant assumptions include the fair value of the Company’s Public Warrants and Representative Shares, at their issuance dates, and the valuation of the over-allotment option provided to the underwriters. Actual results could differ from those estimates.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Deferred Offering Costs
Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and were charged to temporary equity, equity and/or expense upon the completion of the IPO. The fair value of the Representative Shares was accounted for as compensation under ASC 718 and included in the offering costs at the IPO date.
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net income (loss) per share is computed by dividing net income (loss) by the weighted average

F-1
3

number of outstanding Class A common stock and Class B common stock during the periods presented. The weighted average shares for the year ended December 31, 2023 were reduced for the effect of the Class B common stock that were subject to forfeiture.
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
A reconciliation of net income per share is as follows for the year ended December 31, 2023:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$631,939	$6,319	$196,527
Weighted average shares outstanding, basic and diluted	4,321,342	43,213	1,343,897
Basic and diluted net income per share	$0.15	$0.15	$0.15
A reconciliation of net loss per share is as follows for the year ended December 31, 2022:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$—	$—	$(6,306)
Weighted average shares outstanding, basic and diluted	—	—	1,300,000
Basic and diluted net income per share	$—	$—	$(0.00)
Marketable Securities Held in Trust Account
On December 31, 2023, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.
During the year ended December 31, 2023, the Company did not withdraw any investment income from the Trust Account to pay its tax obligations.
Deferred Credit
During the year ended December 31, 2023, the Company received a $191,250 unconditional and
non-refundable
reimbursement for certain general and administrative expenses incurred by the Company from a potential de-SPAC
target company, as part of a
non-binding
letter of intent. This amount was recorded as a deferred credit associated with a potential business combination in the accompanying balance sheet as of December 31, 2023.

F-1
4

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term
nature.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of its cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.
Share-Based
Payment Arrangements
The Company accounts for stock awards in accordance with ASC 718, which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the stock.
Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. The Company recognizes forfeitures related to stock awards as they occur.
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
The redemption value as of December 31, 2023 includes $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the Trust Account, up to $100,000, if and when a dissolution is deemed probable.

F-1
5

The reconciliation of Class A common stock subject to possible redemption as of December 31, 2023 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible Redemption	(3,928,774)
Accretion to redemption value	7,138,931

Class A common stock subject to possible redemption	$56,067,420

Derivative Financial Instruments
The Company issued warrants to its investors and accounts for warrants as either equity-classified or liability-classified
instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.
At the IPO date, the Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815.
Fair Value Measurements
Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
As of December 31, 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account. The Company did not hold any Level 1 financial instruments as of December 31, 2022.

F-1
6

The over-allotment option expired on April 30, 2023. As such, the fair value of the over-allotment option was $134,583 and zero at the IPO date and April 30, 2023, respectively. The change
in
the
over-allotment option was ($134,583) and $0 for the years ended December 31, 2023 and 2022, respectively, which is included in change in fair value of over-allotment liability in the accompanying statements of operations.
The Representative Shares at the IPO date were valued using the fair value of the Class A common stock, adjusted for 50% probability of consummation of the business combination and a discount for lack of marketability. The Public Warrants at the IPO date were valued using a Monte Carlo simulation based on management’s assumption incorporating 50% probability of completing a successful business combination. As such, these are considered to be non-recurring
Level 3 fair value measurements.
Working Capital Loans
The Working Capital Loans (Note 5) are issued in the form of convertible notes, with an embedded feature to convert the Working Capital Loans into Private Placement Warrants at a price of $1.00 per warrant (the “Embedded Feature”). Given that the Embedded Feature is indexed to the Company’s common stock, which is classified as equity, the Embedded Feature does not require the Company to settle the obligation in cash, the Embedded Feature does not contain a beneficial conversion feature, and does not include a significant premium, the Embedded Feature is not required to be accounted for separately.
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
The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the

F-1
7

guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The Company has not early adopted ASU 2020-06 and does not believe adoption of ASU 2020-06 will have a significant impact on its financial statements.
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.
Management does not believe that any additional recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
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
Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Placement Warrants, will be included in the liquidating distribution to the public stockholders and the Private Placement Warrants will be worthless (see Note 7).
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

F-1
8

simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s Board of Directors through the closing of such initial business combination.
On March 16, 2023, the Sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in the Sponsor and directors holding an aggregate of 1,495,000 Founder Shares. Up to 195,000 of the Founder Shares were subject to forfeiture to the extent the over-allotment option was not exercised in full by the underwriter prior to its expiration date on April 30, 2023.
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
Due from/to Related Party
As of December 31, 2023 and 2022, the Company recorded $0 and $2,820, respectively, for amounts that were owed to the Company by the Sponsor. As of December 31, 2023 and 2022, the Company recorded $65,000 and $0, respectively, related to outstanding amounts due to the Sponsor under the Administrative Support Agreement discussed below, which has been offset by $2,820 of amounts owed to the by the Sponsor for amounts paid for by the Company on behalf of the Sponsor.
Promissory Note — Related Party
Prior to March of 2023, the Sponsor had agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the proposed IPO pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and payable on the earlier of October 31, 2023, the consummation of the IPO or the abandonment of the IPO.
In March of 2023, the Company amended the Note to allow for the borrowing of an additional $40,000 (up to $440,000 in total) as well as adjusted the terms of the Note to provide that repayment occur on the later of the IPO, or October 31, 2023. This amendment did not have a material impact on the Company’s financial statements.
On March 24, 2023, the Company repaid all amounts outstanding under the Note.

F-1
9

Working Capital Loans
In order to finance transaction costs in connection with a potential business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required, up to $2,000,000 (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans. Up to $2,000,000 of such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the Company’s initial business combination. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
During the years ended December 31, 2023 and 2022, the Sponsor loaned the Company $272,000 and $0, respectively, as Working Capital Loans. The Working Capital Loans are to be repaid upon the consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans may be converted into Private Placement Warrants at a price of $1.00 per warrant. As of December 31, 2023 and 2022, the Company had $272,000 and $0, respectively, borrowed under Working Capital Loans from the Sponsor included in Convertible note - related party in the accompanying balance sheets.
Administrative Support Agreement
On March 22, 2023, the Company entered into an administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $90,000 for the year ended December 31, 2023. Of this amount, $
65,000
remains unpaid and is included in due to related party on the Company’s balance sheets, which was offset by $2,820 of due from related party for amounts owed to the Company, resulting in a balance as of December 31, 2023, of $62,180. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.
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

F-
20

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
NOTE 7 — STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023
 and 2022
,

there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue 26,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022
, there were 5,475,210, of which 5,421,000 shares are subject to possible redemption and included in temporary equity, and zero shares of Class A common stock issued or outstanding, respectively.
Class
 B common stock
— The Company is authorized to issue 4,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 1,355,250 and 1,495,000 shares of Class B common stock issued and outstanding, respectively. Refer to Note 5 for further detail.
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
Warrants
— As of December 31, 2023, 5,421,000 Public Warrants and 3,576,900 Private Placement Warrants (collectively, the “Warrants”) were outstanding. The Warrants were issued in the same form at the IPO date. Each Public Warrant and Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.
As of December 31, 2022, there were no Warrants outstanding.

F-2
1

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

F-2
2

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
As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. Therefore, the Company recorded no compensation expense for the period from March 3, 2022 (inception) through December 31, 2023.
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
Total unrecognized compensation expense related to unvested Founder Shares at December 31, 2023 amounted to approximately $40,500 and is expected to be recognized upon the Triggering Event.
Representative Shares
On March 16, 2023, in conjunction with the IPO, the Company issued to the underwriter 52,000 Representative Shares for nominal consideration.
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
NOTE 9 — INCOME TAXES
For the years ended December 31, 2023 and 2022, the Company incurred $443,990 and $0, respectively of current income tax expense.
The Company’s income tax provision consists of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Federal
Current	$443,990	$—
Deferred	(203,709)	(1,324)
Change in valuation allowance	203,709	1,324

Income tax provision	$443,990	$—

F-2
3

The Company’s net deferred tax assets consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred tax asset
Startup expenses	$205,034	$1,324

Total deferred tax assets	205,034	1,324
Valuation allowance	(205,034)	(1,324)

Deferred tax asset, net of valuation allowance	$—	$—

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2023 and 2023 due to the following:

	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
Change in fair value of overallotment liability	(2.21)%	—%
Valuation allowance	15.93%	(21.00)%

Income tax provision expense/(benefit)	34.72%	—%

As of December 31, 2023 and 2022, the Company had U.S. federal net operating loss carryovers of $0.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.
The Company had no uncertain tax positions related to federal and state income taxes as of December 31, 2023 and 2022. The Company is subject to income tax examinations by major taxing authorities since inception. In the event that the Company is assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.
NOTE 10 — SUBSEQUENT EVENTS
On January 29, 2024, January 30, 2024, and February 15, 2024, the Company entered into an additional working capital loans with the Sponsor in the amounts of $55,000, $81,000, and $34,000, respectively.
On March 19, 2024, the Company exercised the first extension to extend the date by which it must consummate a business combination transaction from March 22, 2024 to June 22, 2024 (i.e., for a period of time ending 15 months after the consummation of the IPO), and the Sponsor deposited $542,100 into the Trust Account. Concurrent with the exercise of the first extension option, the Company entered into a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $542,100 to the Sponsor. The Extension Note bears no interest and is repayable in full upon the consummation of an initial business combination. If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that the Company has funds available to us outside of the trust account.

F-2
4