Form 10-Q
period 2024-03-31
Four Leaf Acquisition Corp
filed 2024-05-15
CIK 1936255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
of the Exchange Act). Yes ☒ No ☐
As of Ma
y 14, 2
024, 5,475,210 shares of Class A common stock, par value $0.0001 per share, and 1,355,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

i

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
FOUR LEAF ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023

ASSETS
Current assets
Cash	$5,244	$10,622
Prepaid expenses	78,250	49,842

Total current assets	83,494	60,464
Other assets
Marketable securities held in trust account	59,363,777	58,063,737

Total assets	59,447,271	58,124,201

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs	97,440	97,440
Accounts payable and accrued expenses	528,110	402,663
Due to related party	92,180	62,180
Convertible note – related party	1,134,100	272,000
Deferred credit – operating expenses funded by potential target	191,250	191,250
Income taxes payable	618,911	443,990

Total current liabilities	2,661,991	1,469,523
Deferred underwriting fee payable	1,897,350	1,897,350

Total liabilities	4,559,341	3,366,873

Commitments and Contingencies (Note 6)
Class A C ommon S tock S ubject to P ossible R edemption, $0.0001 par value; 26,000,000 shares authorized; 5,421,000 shares at $10.81 redemption value shares issued and outstanding as of March 31, 2024 and 5,421,000 shares at $10.34 redemption value shares issued and outstanding as of December 31, 2023	58,601,167	56,067,420
Stockholders’ deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 26,000,000 shares authorized; 54,210 (excluding 5,421,000 shares subject to possible redemption) shares issued and outstanding as of March 31, 2024 and December 31, 2023	5	5
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; 1,355,250 shares issued and outstanding as of March 31, 2024 and December 31, 2023	136	136
Accumulated deficit	(3,713,378)	(1,310,233)

Total stockholders’ deficit	(3,713,237)	(1,310,092)

Total liabilities, common stock subject to possible redemption, and stockholders’ deficit	$59,447,271	$58,124,201

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation
Condensed Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2024	2023
Formation and operating costs	$452,417	$58,384

Loss from operations	$(452,417)	$(58,384)
Other income (loss):
Dividend and interest income	757,940	61,820
Change in fair value of over-allotment liability	—	(39,181)

Income (loss) before income taxes	305,523	(35,745)
Income tax provision	(174,921)	(7,039)

Net income (loss)	$130,602	$(42,784)

Weighted average shares outstanding of Class A common stock subject to possible redemption	5,421,000	5,421,000
Basic and diluted net income per share, Class A common stock subject to possible redemption (see Note 2)	$0.02	$(0.01)
Weighted average shares outstanding of Class A common stock	54,210	54,210
Basic and diluted net income per share, Class A Common Stock (see Note 2)	$0.02	$(0.01)
Weighted average shares outstanding of Class B common stock (1)	1,355,250	1,309,208
Basic and diluted net income (loss) per share, Class B common stock (see Note 2)	$0.02	$(0.01)

(1)	Excludes an aggregate of up to 139,750 common stock shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note s 5 and 7).
The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation
Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – December 31, 2023	5,421,000	$56,067,420	54,210	$5	1,355,250	$136	$—	$(1,310,233)	$(1,310,092)
Accretion of Class A Common Stock to redemption value	—	1,439,127	—	—	—	—	—	(1,439,127)	(1,439,127)
Accretion of Class A Common Stock to redemption value due to dividend and interest income earned	—	552,520	—	—	—	—	—	(552,520)	(552,520)
Accretion of Class A Common Stock to redemption value due to extension payment	—	542,100	—	—	—	—	—	(542,100)	(542,100)
Net income	—	—	—	—	—	—	—	130,602	130,602

Balance – March 31, 2024	5,421,000	$58,601,167	54,210	$5	1,355,250	$136	$—	$(3,713,378)	$(3,713,237)

	Common Stock Subject to Possible Redemption		Common Stock					Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares		Amount
Balance – December 31, 2022	—	$—	—	$—	1,495,000	(1)	$150	$24,850	$(6,306)	$18,694
Issuance of private placement warrants	—	—	—	—	—		—	3,577,000	—	3,577,000
Issuance of Class of Class A Common Stock, net of issuance costs of $3,928,774	5,421,000	48,928,489	—	—	—		—	—	—	—
Issuance of public warrants, net of issuance costs of $90,313	—	—	—	—	—		—	1,127,840	—	1,127,840
Issuance of representative shares	—	—	54,210	5	—		—	270,515	—	270,520
Accretion of Class A common stock to redemption value	—	314,307	—	—	—		—	(314,307)	—	(314,307)
Net loss	—	—	—	—	—		—	—	(42,784)	(42,784)

Balance – March 31, 2023	5,421,000	$49,242,796	54,210	$5	1,495,000	(1)	$150	$4,685,898	$(49,090)	$4,636,963

(1)	Includes up to 139,750 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note s 5 and 7).
The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$130,602	$(42,784)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividend and interest income	(757,940)	(61,820)
Loss on change in fair value of overallotment option	—	39,181
Changes in current assets and liabilities
Prepaid expenses	(28,408)	—
Accounts payable and accrued expenses	125,447	46,436
Due to related party	30,000	—
Income taxes payable	174,921	7,039

Net cash used in operating activities	(325,378)	(11,948)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(542,100)	(55,836,300)

Net cash used in investing activities	(542,100)	(55,836,300)

Cash Flows from Financing Activities:
Due from related party	—	(25,000)
Proceeds from convertible note – related party	862,100	—
Proceeds from promissory note – related party	—	84,000
Repayment of promissory note – related party	—	(395,500)
Gross proceeds from issuance of public units	—	54,210,000
Proceeds from issuance of Private Warrants	—	3,577,000
Payment of offering costs on Public Units	—	(1,318,212)

Net cash provided by financing activities	862,100	56,132,288

Net change in cash	(5,378)	284,040
Cash – beginning of the period	10,622	1,280

Cash – end of the period	$5,244	$285,320

Non-cash investing and financing activities:
Remeasurement of Class A shares subject to possible redemption	$2,533,747	$314,307
Deferred underwriting commissions	$—	$1,897,350
Issuance of Representative Shares for services	$—	$270,515
Offering costs included in accrued offering costs	$—	$214,412
The accompanying notes are an integral part of these unaudited condensed financial statements.

FOUR LEAF ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
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
As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 3, 2022 (inception) through March 31, 2024, relates to the Company’s formation and the initial public offering (“IPO”), as well as activities necessary to identify a potential target and prepare for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination. The Company generates non-operating
income in the form of dividend and interest income from the proceeds derived from the IPO.
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
Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 3,576,900 warrants (each a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) which were purchased by our Sponsor, at a price of $1.00 per Private Placement Warrant, generating total proceeds of $3,577,000, which is described in Note 4.
Transaction costs amounted to $4,019,087
,
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
In conjunction with the IPO, the Company issued to the underwriter 54,210 shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $270,520.
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
of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination
;
or (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination in the prescribed time frame, as outlined
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
In connection with any proposed initial business combination, the Company will either: (1) seek stockholder approval of such initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable
);
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
On March 19, 2024, the Company extended the period of which it is able to consummate an initial business combination by a period of three months, or until June 22, 2024 (the “Initial Extension”). In connection with the Initial Extension, the Company’s
S
ponsor deposited an aggregate of $542,100 into the Company’s Trust Account, in return for a non-convertible
unsecured promissory note (the “Extension Note”). The Extension Note bears no interest and is repayable in full upon the consummation of an initial business combination. If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that there are funds available to the Company outside of the Trust Account. The Initial Extension is the first of the two three-month Extensions permitted under the Company’s governing documents.
If the Company is unable to complete an initial business combination by June 22, 2024 (or by September 22, 2024, if the Company decides to extend by an additional three months), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
Going Concern Consideration
The $5,244 held outside of the Trust Account and a working capital deficit of $1,815,886 as of March 31, 2024 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a
b
usiness
c
ombination is not consummated during that time. Additionally, the Company has until June 22, 2024, to consummate an initial business combination (or September 22, 2024, if the Company decides to extend by an additional three months). It is uncertain whether the Company will be able to consummate the proposed
b
usiness
c
ombination by this date. If a
b
usiness
c
ombination is not consummated by this date, then, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company.
The Company believes that the proceeds raised in the initial public offering and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. Moreover, the Company may need to obtain additional financing either to complete the business combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination.
Management has determined that the liquidity condition, potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Because any redemptions of our stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022, such redemptions may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs (including redemptions in connection with the business combination
), (iii) the nature and amount of any equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) legal uncertainties regarding how the excise tax applies to transactions like the
b
usiness
c
ombination (and, if applicable, a complete liquidation and dissolution of the Company) and the content of final and proposed regulations and further guidance from the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a
b
usiness
c
ombination and in our ability to complete a
b
usiness
c
ombination. The proceeds placed in the trust account and the interest earned thereon will not be used to pay for the excise tax that may be levied on the Company in connection with such redemptions. The Company further confirms that it will not utilize any funds from the trust account to pay any such excise tax.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s
10-K
as filed with the SEC on April 1, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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
The Company’s
unaudited condensed

statements of operations include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class
method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC
480-10-S99-3A,
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

A reconciliation of net income per share is as follows for the three months ended March 31, 2024:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$103,652	$1,037	$25,913

Weighted average shares outstanding, basic and diluted	5,421,000	54,210	1,355,250

Basic and diluted net income per share	$0.02	$0.02	$0.02

A reconciliation of net loss per share is as follows for the three months ended March 31, 2023:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable loss	$(34,186)	$(342)	$(8,256)

Weighted average shares outstanding, basic and diluted	5,421,000	54,210	1,309,208

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)

Marketable Securities Held in Trust Account
On March 31, 2024, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying unaudited condensed statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.
Through March 31, 2024, the Company did not withdraw any investment income from the Trust Account to pay its tax obligations.
Deferred Credit
During the year ended December 31, 2023, the Company received a $191,250 unconditional and non-refundable
reimbursement for certain general and administrative expenses incurred by the Company from a potential de-SPAC
target company, as part of a
non-binding
letter of intent. This amount was recorded as a deferred credit associated with a potential business combination in the accompanying condensed

balance sheets as of March 31, 2024 (unaudited) and December 31, 2023.
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
The redemption value as of March 31, 2024 and December 31, 2023 includes $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the Trust Account, up to $100,000, if and when a dissolution is deemed probable.
The reconciliation of Class A common stock subject to possible redemption as of March 31, 2024 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible Redemption	(3,928,774)
Accretion to redemption value	9,672,678

Class A common stock subject to possible redemption	$58,601,167

The reconciliation of Class A common stock subject to possible redemption as of December 31, 2023 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible Redemption	(3,928,774)
Accretion to redemption value	7,138,931

Class A common stock subject to possible redemption	$56,067,420

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
As of March 31, 2024 and December 31, 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

The over-allotment option expired on April 30, 2023. As such, the fair value of the over-allotment option was $134,583 and zero at the IPO date and April 30, 2023, respectively. The change
in the
over-allotment
option was $0 and ($134,583) for the three months ended March 31, 2024 and March 31, 2023, respectively, which is included in change in fair value of over-allotment liability in the accompanying unaudited condensed
statements of operations.
The Representative Shares were valued at the IPO date using the fair value of the Class A common stock, adjusted for 50% probability of consummation of the business combination and a discount for lack of marketability. The Public Warrants were valued at the IPO date using a Monte Carlo simulation based on management’s assumption incorporating 50% probability of completing a successful business combination. As such, these were considered to be non-recurring
Level 3 fair value measurements.
Working Capital Loans
The Working Capital Loans (Note 5) are issued in the form of convertible notes, with the embedded feature to convert the Working Capital Loans into Private Placement Warrants at a price of $1.00 per warrant (the “Embedded Feature”). Given that the Embedded Feature is indexed to the Company’s common stock which is classified as equity, the Embedded Feature does not require the Company to settle the obligation in cash, the Embedded Feature does not contain a beneficial conversion feature, and the Embedded Feature does not include a significant premium, the Embedded Feature is not required to be accounted for separately.
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
The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of March 31, 2024 and December 31, 2023, the Company has not recorded any amounts related to uncertain tax positions.
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The Company adopted ASU
2020-06
on January 1, 2024 which did not have a material impact on its financial statements.

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
Management does not believe that any additional recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s unaudited condensed financial statements.
NOTE 3 – INITIAL PUBLIC OFFERING
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
NOTE 4 – PRIVATE PLACEMENT
On March 16, 2023, in the
P
rivate
P
lacement that occurred simultaneously with the IPO, the Sponsor purchased an aggregate of 3,449,500 Private Placement Warrant
s
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
NOTE 5 – RELATED PARTY TRANSACTIONS
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

Private Placement
On March 16, 2023, in the
P
rivate
P
lacement that occurred simultaneously with the IPO, the Sponsor purchased an aggregate of 3,449,500 Private Placement Warrant
s
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
During the three months ended March 31, 2024, the Company received from the Sponsor $862,100 in Working Capital Loans, of which $542,100 to fund the Initial Extension. The Working Capital Loans are to be repaid upon the consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of March 31, 2024 and December 31, 2023, the Company had $1,134,100 and $272,000, respectively, of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying unaudited condensed balance sheets.
Administrative Support Agreement
On March 22, 2023, the Company entered into an administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company’s expenses related to the administrative support agreement were immaterial. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March

31, 2024
(unaudited)
and December 31, 2023, $92,180 and $62,180, respectively, of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the condensed balance sheets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
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
NOTE 7 - STOCKHOLDERS’
DEFICIT
Preferred Stock
- The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2024 and December 31, 2023 there were no shares of preferred stock issued or outstanding.
Class
 A common stock
- The Company is authorized to issue 26,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 5,475,210, of which 5,421,000 shares are subject to possible redemption and included in temporary equity.
Class
 B common stock
- The Company is authorized to issue 4,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 1,355,250 shares of Class B common stock issued and outstanding, respectively. Refer to Note 5 for further detail.
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

Warrants
- As of March 31, 2024 and December 31, 2023, 5,421,000 Public Warrants and 3,576,900 Private Placement Warrants (collectively, the “Warrants”) were outstanding. The Warrants were issued in the same form at the IPO date. Each Public Warrant and Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.
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

NOTE 8 - STOCK-BASED COMPENSATION
Class B Common Stock Share Transfers
In August 2022, the Sponsor transferred 25,000 shares of Class B common stock to each of the two independent directors as compensation for their service on the Company’s Board of Directors. If the director was no longer serving as a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such director’s shares shall be returned to Sponsor. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. Therefore, the Company recorded no compensation expense for the period from March 3, 2022 (inception) through March 31, 2024.
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
Total unrecognized compensation expense related to unvested Founder Shares at March 31, 2024 amounted to approximately $40,500 and is expected to be recognized upon the Triggering Event.
Representative Shares
On March 16, 2023, in conjunction with the IPO, the Company issued to the underwriter 52,000 Representative Shares.
On March 17, 2023, the underwriters partially exercised their over-allotment option. As a result of the partial over-allotment, the underwriter received an additional 2,210 Representative Shares, bringing the total Representative Shares to 54,210.
The fair value of the Representative Shares was accounted for as compensation under ASC 718 and was included in the offering costs. The fair value of the 54,210 Representative Shares at the date of issuance was determined to be $270,520.
NOTE 9 - INCOME TAXES
The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the Company’s known and estimable operating results and various tax-related
items.
The Company’s ETR was 57.3% and (19.7)% for the three months ended March 31, 2024 and 2023, respectively. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible for federal income tax purposes.
The difference between the effective tax rate of 57.3% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2024 was primarily due to the change in the valuation allowance (as a result of dividend and interest income earned on the Company’s Trust Account), and the permanent differences arising from interest and penalties on income taxes.
The difference between the effective tax rate of (19.7)% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2023 was primarily due to the change in the valuation allowance (as a result of dividend and interest income earned on the Company’s Trust Account), the permanent difference arising from the loss on change in fair value of the over-allotment liability and ETR adjustments.

The Company has no uncertain tax positions related to federal and state income taxes. The federal tax returns for the Company since inception remains open for examination.
When the Company is assessed interest or penalties it will be classified
in the financial statements as tax expense. For the three months ended March 31, 2024, the Company incurred $22,012 of interest and penalties on the unremitted income tax obligations. No interest or penalties were incurred during the three months ended March 31, 2023.
NOTE 10 - SUBSEQUENT EVENTS
The Company did not identify any subsequent events that require adjustment or disclosure in the unaudited condensed financial statements, other than below:
On April 22, 2024, the Company withdrew $566,000 from the Trust in order to satisfy income tax obligations
incurred during the year ended December 31, 2023 as well as the estimated taxes for the three-month period ended March 31, 2024.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report on Form 10-Q. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (the “SEC’s”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our sponsor is ALWA Sponsor LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective on March 16, 2023. On March 16, 2023, the Company consummated its IPO of 5,200,000 units (“Units”). On March 17, 2023, the underwriters partially exercised their over-allotment option and purchased 221,000 additional Units. Each Unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock”), and one redeemable warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share (“Public Warrant”). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $54,210,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 3,576,900 warrants (“Private Placement Warrants”) to the Sponsor at a price of approximately $1.00 per Placement Warrant, generating total proceeds of $3,577,000.

Transaction costs amounted to $4,019,087, consisting of $2,710,500 of underwriting commissions, the Representative Shares (as defined below), and $1,038,067 of other offering costs. At the IPO date, cash of $974,028 was held outside of the Trust Account (as defined below) and is available for the payment of the Note (as defined herein) when necessary, payment of accrued offering costs and for working capital purposes.

In conjunction with the IPO, the Company issued to the underwriter 54,210 shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $270,520.

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

On March 19, 2024, the Company extended the period of which it is able to consummate an initial business combination by a period of three months, or until June 22, 2024 (the “Initial Extension”). In connection with the Initial Extension, the Company’s Sponsor deposited an aggregate of $542,100 into the Company’s Trust Account, in return for a non-convertible unsecured promissory note (the “Extension Note”). The Extension Note bears no interest and is repayable in full upon the consummation of an initial business combination. If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that there are funds available to the Company outside of the Trust Account. The Initial Extension is the first of up to two three-month Extensions permitted under the Company’s governing documents.

If the Company is unable to complete an initial business combination by June 22, 2024 (or by September 22, 2024, if the Company determines to exercise the second three month extension), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Class B common stock held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the Initial Stockholders acquire public shares in or after the IPO date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a business combination within the prescribed time frame. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Liquidity, Capital Resources and Going Concern

At March 31, 2024, we had cash of $5,244 and a working capital deficit of $1,815,886, excluding franchise and income tax liabilities of $143,700 and $618,911, respectively, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2022 (inception) to March 31, 2024 were organizational activities and those necessary to consummate the IPO and identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the Company’s Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Our liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and loans from our Sponsor. Subsequent to the consummation of the IPO, our liquidity needs have been and will continue to be satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement. In addition, in order to finance our operations, as well as transaction costs in connection with an initial business combination, our Sponsor, an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required, up to $2,000,000 (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of an initial business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. As of March 31, 2024, we had $1,134,100 of outstanding Working Capital Loans from our Sponsor.

As of March 31, 2024, the Company had cash in the Trust Account of $59,363,777. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $1,897,350) to complete its initial business combination, to the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination. The Company may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes. As of March 31, 2024, none of the principal amount in the Trust Account was withdrawn as described above. Subsequent to March 31, 2024, the Company withdrew $566,000 from the Trust in order to satisfy income tax obligations.

The Initial Stockholders have agreed not to propose any amendment to our Certificate of Incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by June 22, 2024 (or if we decide to exercise the second three-month extension option, September 22, 2024) unless the Company provides its public stockholders with the opportunity to redeem their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding public shares.

If we are unable to complete an initial business combination by June 22, 2024 (or if we determine to exercise the second three-month extension option, by September 22, 2024), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The $5,244 held outside of the Trust Account as of March 31, 2024, will not be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Additionally, we have until June 22, 2024 (or September 22, 2024, if the Company decides to extend by an additional three months), to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by such date and an extension is not requested by our Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern, assuming a business combination is not consummated. Our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three months ended March 31, 2024, the Company had net income of $130,602, which was primarily related to $757,940 of dividend and interest income earned in the Trust Account, offset by $452,417 of formation and operating costs and $174,921 of income tax expense.

For the three months ended March 31, 2023, we had net loss of $42,784, which was primarily related to $58,384 of formation and operating costs, $39,181 of loss related to the change in fair value of the over-allotment liability, $7,039 of income tax expense, partially offset by $61,820 of dividend and interest income earned in the Trust Account. The increase in dividend and interest income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to the deposit from the proceeds from the IPO into the Trust Account on March 22, 2023.

The increase in income tax expense during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributed to the increase in dividend and interest income earned in the Trust Account. Formation and operating costs increased during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to increases in accounting and legal expenses and general business expenses related to operating as a public company. The decrease in the loss related to the change in fair value of the over-allotment liability during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to the over-allotment option being expired as of April 30, 2023.

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

Administrative Support Agreement

On March 22, 2023, the Company entered into an administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company’s expenses related to the administrative support agreement were immaterial. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2024, $92,180 of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the condensed balance sheets.

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

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class method of net income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A common stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income (loss) per share. The Company’s Public Warrants and Private Placement Warrants (see Note 3) could, potentially, be exercised or converted into Class A common stock and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income (loss) per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The Company adopted ASU 2020-06 on January 1, 2024 which did not have a material impact on its financial statements.

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

Management does not believe that any additional recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s unaudited condensed financial statements.

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

Private Placement

On March 16, 2023, in the private placement that occurred simultaneously with the IPO, the Sponsor purchased an aggregate of 3,449,500 Private Placement Warrants at a price of $1.00 per warrant, for an aggregate purchase price of $3,449,500.

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

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required, up to $2,000,000 of Working Capital Loans. If the Company completes a business combination, the Company will repay the Working Capital Loans. Up to $2,000,000 of such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the Company’s initial business combination. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

During the three months ended March 31, 2024, the Company received from the Sponsor $862,100 in Working Capital Loans, of which $542,000 to fund the Initial Extension. The Working Capital Loans are to be repaid upon the consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of March 31, 2024 and December 31, 2023, the Company had $1,134,100 and $272,000, respectively, of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying unaudited condensed balance sheets.

Administrative Support Agreement

On March 22, 2023, the Company entered into an administrative support agreement under which it will pay the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company’s expenses related to the administrative support agreement were immaterial. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2024, $92,180 of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in internal controls over financial reporting related to the Company’s review and approval of cash disbursements.

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

•	The Company implemented additional controls related to vender verification.

•	The Company implemented additional reviews of each payment made by several authorized individuals.

We can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Promissory Note, dated January 29, 2024, issued to ALWA Sponsor, LLC.

10.2	Promissory Note, dated January 30, 2024, issued to ALWA Sponsor, LLC.

10.3	Promissory Note, dated February 15, 2024, issued to ALWA Sponsor, LLC

10.4	Promissory Note, dated March 19, 2024, issued to ALWA Sponsor, LLC

10.5	Promissory Note, dated March 21, 2024, issued to ALWA Sponsor, LLC

10.6	Promissory Note, dated March 26, 2024, issued to ALWA Sponsor, LLC

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2024.

FOUR LEAF ACQUISITION CORPORATION

By:	/s/ Angel Orrantia
Name:	Angel Orrantia
Title Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Coco Kou
Name:	Coco Kou
Title Chief Financial Officer
(Principal Financial Officer)