Form 10-Q
period 2024-06-30
Four Leaf Acquisition Corp
filed 2024-08-14
CIK 1936255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
of the Exchange Act). Yes ☒ No ☐
As of Augus
t 13, 2
024, 2,722,903 shares of Class A common stock, par value $0.0001 per share, and 1,355,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

i

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
FOUR LEAF ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30,
	2024	December 31,
	(Unaudited)	2023
ASSETS
Current assets
Cash	$862	$10,622
Prepaid expenses	55,500	49,842

Total current assets	56,362	60,464
Other assets
Marketable securities held in trust account	29,414,956	58,063,737

Total assets	29,471,318	58,124,201

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs	97,440	97,440
Accounts payable and accrued expenses	724,206	402,663
Due to related party	122,180	62,180
Convertible note - related party	1,379,100	272,000
Deferred credit - operating expenses funded by potential target	191,250	191,250
Excise tax liability	301,943	—
Income taxes payable	199,562	443,990

Total current liabilities	3,015,681	1,469,523
Deferred underwriting fee payable	1,897,350	1,897,350

Total liabilities	4,913,031	3,366,873

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 26,000,000 shares authorized; 2,668,693 shares at $ 10.88 redemption value shares issued and outstanding as of June 30, 2024 and 5,421,000 shares at $ 10.34 redemption value shares issued and outstanding as of December 31, 2023	29,036,234	56,067,420
Stockholders’ deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 26,000,000 shares authorized; 54,210 shares issued and outstanding (excluding 2,668,693 and 5,421,000 shares subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively)	5	5
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; 1,355,250 shares issued and outstanding as of June 30, 2024 and December 31, 2023	136	136
Accumulated deficit	(4,478,088)	(1,310,233)

Total stockholders’ deficit	(4,477,947)	(1,310,092)

Total liabilities, common stock subject to possible redemption, and stockholders’ deficit	$29,471,318	$58,124,201

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Formation and operating costs	$424,028	$253,135	$876,445	$311,519

Loss from operations	$(424,028)	$(253,135)	$(876,445)	$(311,519)
Other income:
Dividend and interest income	737,335	666,505	1,495,275	728,325
Change in fair value of over-allotment liability	—	173,764	—	134,583

Income before income taxes	313,307	587,134	618,830	551,389
Income tax provision	(146,651)	(134,023)	(321,572)	(141,062)

Net income	$166,656	$453,111	$297,258	$410,327

Weighted average shares outstanding of Class A common stock subject to possible redemption	5,027,813	5,421,000	5,224,407	3,203,459
Basic and diluted net income per share, Class A common stock subject to possible redemption (see Note 2)	$0.03	$0.07	$0.04	$0.09
Weighted average shares outstanding of Class A common stock	54,210	54,210	54,210	32,035
Basic and diluted net income per share, Class A Common Stock (see Note 2)	$0.03	$0.07	$0.04	$0.09
Weighted average shares outstanding of Class B common stock (1)	1,355,250	1,355,250	1,355,250	1,332,356
Basic and diluted net income per share, Class B common stock (see Note 2)	$0.03	$0.07	$0.04	$0.09

(1)
Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 shares of Class B common stock were forfeited (
see Notes
5 and 7), resulting in the Sponsor and directors holding 1,355,250 shares of Class B common stock.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation
Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Common Stock Subject to Possible
	Redemption		Common Stock					Additional		Total
	Class A		Class A		Class B			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	5,421,000	$56,067,420	54,210	$5	1,355,250		$136	$—	$(1,310,233)	$(1,310,092)
Accretion of Class A common stock to redemption value	—	1,439,127	—	—	—		—	—	(1,439,127)	(1,439,127)
Accretion of Class A common stock to redemption value due to dividend and interest income earned	—	552,520	—	—	—		—	—	(552,520)	(552,520)
Accretion of Class A common stock to redemption value due to extension payment	—	542,100	—	—	—		—	—	(542,100)	(542,100)
Net income	—	—	—	—	—		—	—	130,602	130,602

Balance - March 31, 2024	5,421,000	$58,601,167	54,210	$5	1,355,250		$136	$—	$(3,713,378)	$(3,713,237)
Accretion of Class A common stock to redemption value due to dividend and interest income earned	—	554,423	—	—	—		—	—	(554,423)	(554,423)
Accretion of Class A common stock to redemption value due to extension payment	—	75,000	—	—	—		—	—	(75,000)	(75,000)
Redemptions of Class A common stock subject to possible redemption	(2,752,307)	(30,194,356)	—	—	—		—	—	—	—
Excise tax	—	—	—	—	—		—	—	(301,943)	(301,943)
Net income	—	—	—	—	—		—	—	166,656	166,656

Balance - June 30, 2024	2,668,693	$29,036,234	54,210	$5	1,355,250		$136	$—	$(4,478,088)	$(4,477,947)

	Common Stock Subject to Possible								Retained Earnings (Accumulated
	Redemption		Common Stock					Additional		Total
	Class A		Class A		Class B			Paid-in		Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit)	Equity
Balance - December 31, 2022	—	$—	—	$—	1,495,000	(1)	$150	$24,850	$(6,306)	$18,694
Issuance of private placement warrants	—	—	—	—	—		—	3,577,000	—	3,577,000
Issuance of Class A common stock, net of issuance costs of $3,928,774	5,421,000	48,928,489	—	—	—		—	—	—	—
Issuance of Public Warrants, net of issuance costs of $ 90,31 3	—	—	—	—	—		—	1,127,840	—	1,127,840
Issuance of Representative Shares	—	—	54,210	5	—		—	270,515	—	270,520
Accretion of Class A common stock to redemption value	—	314,307	—	—	—		—	(314,307)	—	(314,307)
Net loss	—	—	—	—	—		—	—	(42,784)	(42,784)

Balance - March 31, 2023	5,421,000	$49,242,796	54,210	$5	1,495,000	(1)	$150	$4,685,898	$(49,090)	$4,636,963
Accretion of Class A common stock to redemption value	—	2,231,134	—	—	—		—	(2,231,134)	—	(2,231,134)
Forfeiture of Class B common stock due to expiration of over-allotment option	—	—	—	—	(139,750)		(14)	14	—	—
Net income	—	—	—	—	—		—	—	453,111	453,111

Balance - June 30, 2023	5,421,000	$51,473,930	54,210	$5	1,355,250		$136	$2,454,778	$404,021	$2,858,940

(1)	Includes up to 139,750 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Notes 5 and 7).
The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$297,258	$410,327
Adjustments to reconcile net income to net cash used in operating activities
Dividend and interest income	(1,495,275)	(728,325)
Loss on change in fair value of overallotment option	—	(134,583)
Changes in current assets and liabilities
Prepaid expenses	(5,658)	(50,417)
Accounts payable and accrued expenses	321,544	246,761
Due to related party	60,000	5,000
Income taxes payable	(244,428)	141,062

Net cash used in operating activities	(1,066,559)	(110,175)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(55,836,300)
Exention payments deposited into Trust Account	(617,100)	—
Redemption of investments	30,761,155	—

Net cash provided by (used in) investing activities	30,144,055	(55,836,300)

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	1,107,100	—
Redemption of Class A common stock subject to possible redemption	(30,194,356)	—
Proceeds from promissory note	—	84,000
Repayment of promissory note	—	(395,500)
Gross proceeds from issuance of public units	—	54,210,000
Proceeds from issuance of Private Warrants	—	3,577,000
Payment of offering costs on Public Units	—	(1,382,072)

Net cash provided by (used in) financing activities	(29,087,256)	56,093,428

Net change in cash	(9,760)	146,953
Cash - beginning of the period	10,622	1,280

Cash - end of the period	$862	$148,233

Non-cash investing and financing activities:
Accretion of Class A common stock subject to possible redemption	$3,163,170	$2,545,441
Deferred underwriting commissions	$—	$1,897,350
Issuance of Representative Shares for services	$—	$270,515
Offering costs included in accrued offering costs	$—	$150,552
Excise tax liability	$301,943	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

FOUR LEAF ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS
Nature of Operations
Four Leaf Acquisition Corporation (the “Company”) is a blank check company that was incorporated as a Delaware corporation on March 3, 2022 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company has not selected any specific business combination target. While the Company may pursue an initial business combination target in any business or industry, the Company intends to focus its search on companies in the Internet of Things (“IoT”) space or adjacent spaces, that is, physical objects (or groups of objects) with sensors, processing ability, software, and other technologies that connect and exchange data with other devices and systems over the Internet or other communications networks, sometimes called “smart devices.” The Company intends to target companies in both developing markets (e.g., China and India) and the developed markets (e.g., United States and Europe).
As of June 30, 2024

(unaudited),
the Company had not commenced any operations. All activity for the period from March 3, 2022 (inception) through June 30, 2024, relates to the Company’s formation and the initial public offering (“IPO”) (as described below), as well as activities necessary to identify a potential target and prepare for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination. The Company generates non-operating
income in the form of dividend and interest income from the proceeds derived from the IPO.
The Company has selected December 31 as its fiscal year end. The Company’s sponsor is ALWA Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on March 16, 2023. On March 16, 2023, the Company consummated its IPO of 5,200,000 units (“Units”). On March 17, 2023, the underwriters partially exercised their over-allotment option and purchased 221,000 additional Units. Each Unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock
” or “Public Shares
”), and one redeemable warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share (“Public Warrant”). The Units were sold at an offering price of $10.00 per Unit and generated total gross proceeds of $54,210,000.
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
If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a business combination.
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
The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a business combination by August 22, 2024 (or June 22, 2025 if the additional extensions options are exercised by the Company ) unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable up to the interest income from the Trust Account, divided by the number of then outstanding public shares.
Initial Extension of Period to Complete Initial Business Combination
On March 19, 2024, the Company extended the period of which it is able to consummate an initial business combination by a period of three months, or until June 22, 2024 (the “Initial Extension”). In connection with the Initial Extension, the Company’s sponsor deposited an aggregate of $542,100 into the Company’s Trust Account, in return for a non-convertible
unsecured promissory note (the “Extension Note”). The Extension Note bears no interest and is repayable in full upon the consummation of an initial business combination. If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that there are funds available to the Company outside of the Trust Account. The Initial Extension was the first of the two three-month Extensions permitted under the Company’s governing documents.
2024 Special Meeting of the Stockholders
The Company convened a special meeting of stockholders on June 18, 2024 (the “2024 Special Meeting”), at which the Company’s stockholders approved the amendment to the Company’s Certificate of Incorporation to provide the Company’s board of directors with the right to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 (the “2024 Extension Amendment”). The Company also entered into an amendment (the “2024 Trust Amendment” and together with the 2024 Extension Amendment, the “2024 Charter Amendments”) to the Trust Agreement in order to allow the Company to extend the Combination Period up to an additional twelve (
12
) times for one (1) month each time from June 22, 2024 to June 22, 2025 by depositing into the Trust Account, for each one-month
extension, $
75,000
(the “Extension Payment”).
In connection with the 2024 Charter Amendments, the holders of the Company’s Public Shares were given the opportunity to redeem their Public Shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding Public Shares. Stockholders holding
2,752,307
Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $
30.2
 million (approximately $
10.97
per share) were removed from the Company’s Trust Account to pay such redeeming stockholders.
On June 20, 2024, the Company further extended the period it has to consummate
an initial business combination by a period of one month, or until July 22, 2024 (the “First 2024 Monthly Extension”). In connection with the
First 2024 Monthly Extension
, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.
On July 16, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until August 22, 2024 (the “Second 2024 Monthly Extension”). In connection with the
Second 2024 Monthly Extension
, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

If the Company is unable to complete an initial business combination by August 22, 2024 (or June 22, 2025 if the additional extension options are exercised by the Company), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to
 $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the
Company’s
obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Company’s Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Class B common stock held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares after the IPO date, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a business combination within the prescribed time frame. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($
10.00
).
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
Going Concern Consideration
The $
862
held outside of the Trust Account and a working capital deficit of $2,579,796 excluding franchise and income tax liabilities as of June 30, 2024, will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a business combination is not consummated during that time. Giving effect to the
2024
Charter Amendments discussed above, the Company has until August 22, 2024 (or June 22, 2025 if the additional extension options are exercised by the Company and the Company makes the required Trust Account deposits), to complete an initial business combination. If an initial business combination is not consummated by August 22, 2024 (or June 22, 2025 if the additional extension options are exercised by the Company), there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required monthly extension Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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
Risks and Uncertainties
Results of operations and the Company’s ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine and the Israel-Hamas war and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine and Israel and Hamas, the U.S. and other countries have imposed sanctions or other restrictive actions which could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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

Because any redemptions of our stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022, the redemptions that take place after that date, including the redemption on June 18, 2024 in connection with the 2024 Special Meeting, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs (including redemptions in connection with the Special Meeting), (iii) the nature and amount of any equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) legal uncertainties regarding how the excise tax applies to transactions like the business combination (and, if applicable, a complete liquidation and dissolution of the Company) and the content of final and proposed regulations and further guidance from the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination. The proceeds placed in the trust account and the interest earned thereon will not be used to pay for the excise tax that may be levied on the Company in connection with such redemptions. The Company further confirms that it will not utilize any funds from the trust account to pay any such excise tax.
On June 18, 2024, the Company’s stockholders redeemed 2,752,307 Class A common stock shares for a total of $30,194,356. The Company evaluated the classification and accounting of the stock redemptions under ASC 450, “Contingencies”. The Company evaluated the current status and probability of the excise taxes becoming payable under the guidance in ASC 450, “Contingencies”, and determined that a contingent liability should be calculated and recorded. During the three and six months ended June 30, 2024, the Company accrued $301,944 of excise tax liability related to the June 18, 2024, redemptions. The excise tax liability totaled $301,944 and $0 as of June 30, 2024
 (unaudited)
, and December 31, 2023, respectively.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s
Form
10-K
as filed with the SEC on April 1, 2024. The interim results for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant assumptions include the fair value of the Company’s Public Warrants and Representative Shares, at their issuance dates, the valuation of the over-allotment option provided to the underwriters and the excise tax liability in connection with redemption of Class A common stock that occurred at the 2024 Special Meeting. Actual results could differ from those estimates.

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
Net Income Per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net income per share is computed by dividing net income by the weighted average number of outstanding Class A common stock and Class B common stock during the periods presented.
The Company’s unaudited condensed statements of operations include a presentation of net income per share subject to redemption in a manner similar to the two-class
method of income per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC
480-10-S99-3A,
the Company deemed the fair value of the Class A common stock subject to possible redemption to approximate the contractual redemption value and as such, the accretion has no impact on the calculation of net income per share.
The Company’s Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) could, potentially, be exercised or converted into Class A common stock and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income per share is the same as basic income per share for the periods presented.
A reconciliation of net income per share is as follows for the three months ended June 30, 2024:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$130,166	$1,404	$35,086

Weighted average shares outstanding, basic and diluted	5,027,813	54,210	1,355,250

Basic and diluted net income per share	$0.03	$0.03	$0.03

A reconciliation of net income per share is as follows for the six months ended June 30, 2024:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$234,100	$2,430	$60,728

Weighted average shares outstanding, basic and diluted	5,224,407	54,210	1,355,250

Basic and diluted net income per share	$0.04	$0.04	$0.04

A reconciliation of net income per share is as follows for the three months ended June 30, 2023:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$359,612	$3,596	$89,903

Weighted average shares outstanding, basic and diluted	5,421,000	54,210	1,355,250

Basic and diluted net income per share	$0.07	$0.07	$0.07

A reconciliation of net income per share is as follows for the six months ended June 30, 2023:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$287,764	$2,878	$119,685

Weighted average shares outstanding, basic and diluted	3,203,459	32,035	1,332,356

Basic and diluted net income per share	$0.09	$0.09	$0.09

Marketable Securities Held in Trust Account
On June 30, 2024, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying unaudited condensed statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.
On April 19, 2024, the Company withdrew $566,800 from the Trust Account to satisfy its income tax obligations. Through June 30, 2024, no funds have been withdrawn to satisfy its Delaware franchise tax obligations.
Deferred Credit
During the year ended December 31, 2023, the Company received a $191,250 unconditional and non-refundable
reimbursement for certain general and administrative expenses incurred by the Company from a potential de-SPAC
target company, as part of a
non-binding
letter of intent. This amount was recorded as a deferred credit associated with a potential business combination in the accompanying condensed balance sheets as of June 30, 2024
(unaudited)
and December 31, 2023.
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
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock sold as part of its IPO features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument on a straight-line basis. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes.
The redemption values as of June 30, 2024 and December 31, 2023 include $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the Trust Account, up to $100,000, if and when a dissolution is deemed probable.
The reconciliation of Class A common stock subject to possible redemption as of June 30, 2024
(unaudited)
is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(3,928,774)
Less: Redemption of Class A common stock	(30,194,356)
Accretion to redemption value	10,302,101

Class A common stock subject to possible redemption	$29,036,234

The reconciliation of Class A common stock subject to possible redemption as of December 31, 2023 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible Redemption	(3,928,774)
Accretion to redemption value	7,138,931

Class A common stock subject to possible redemption	$56,067,420

Derivative Financial Instruments
The Company issued warrants to its investors, and the over-allotment option to the underwriter. The Company accounts for financial instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instruments and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.
At the IPO date, the Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change. The over-allotment option was accounted for as a liability under ASC 480, as it is an option exercisable into redeemable shares.
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

As of June 30, 2024 and December 31, 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.
The over-allotment option expired on April 30, 2023.The fair value of the over-allotment option was $134,583 and zero at the IPO date and April 30, 2023, respectively. The change
in the
over-allotment option
was zero and ($173,764) for the three months ended June 30, 2024 and June 30, 2023, respectively, which is included in change in fair value of over-allotment liability in the accompanying unaudited condensed statements of operations. The change
in the
over-allotment
option was zero and ($134,583) for the six months ended June 30, 2024 and June 30, 2023, respectively, which is included in other income in the accompanying unaudited condensed statements of operations.
The Representative Shares were valued at the IPO date using the fair value of the Class A common stock, adjusted for 50% probability of consummation of the business combination and a discount for lack of marketability. The Public Warrants were valued at the IPO date using a Monte Carlo simulation based on management’s assumption incorporating 50% probability of completing a successful business combination. These estimates at the IPO date were considered to be non-recurring
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
The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of June 30, 2024
(unaudited)

and December 31, 2023, the Company has not recorded any amounts related to uncertain tax positions.
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The Company adopted ASU
2020-06
on January 1, 2024 which had no impact on its financial statements.

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
During the three months ended June 30, 2024, the Company received from the Sponsor $245,000 in Working Capital Loans, of which $75,000 was to fund the First 2024 Monthly Extension. During the six months ended June 30, 2024, the Company received from the Sponsor $
1,107,100
in Working Capital Loans, of which $
542,000
was utilized to fund the Initial Extension and $75,000 was utilized to fund the First 2024 Monthly Extension. The Working Capital Loans are to be repaid upon the consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of June 30, 2024

(unaudited)

and December 31, 2023, the Company had $1,379,100 and $272,000, respectively, of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying unaudited condensed balance sheets.
Administrative Support Agreement
On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and six months ended June 30, 2024, respectively. The Company’s expenses related to the administrative support agreement were $
30,000
for the three and six months ended June 30, 2023. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2024

(unaudited)

and December 31, 2023, $122,180 and $62,180, respectively, of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in
d
ue to Related Party on the
(unaudited)
condensed balance sheets.

NOTE 6 – COMMITMENTS AND CONTINGENCIES
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
NOTE 7 – STOCKHOLDERS’ DEFICIT
Preferred Stock
– The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2024
 (unaudited)

and December 31, 2023 there were no shares of preferred stock issued or outstanding.
Class
 A common stock
– The Company is authorized to issue 26,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2024
 (unaudited),
there were 2,722,903 shares, of which 2,668,693 shares are subject to possible redemption and included in temporary equity. As of December 31, 2023, there were 5,475,210 shares, of which 5,421,000 shares are subject to possible redemption and included in temporary equity.
Class
 B common stock
– The Company is authorized to issue 4,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of June 30, 2024
(unaudited)

and December 31, 2023, there were 1,355,250 shares of Class B common stock issued and outstanding, respectively. Refer to Note 5 for further detail.
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
Warrants
– As of June 30, 2024
(unaudited)

and December 31, 2023, 5,421,000 Public Warrants and 3,576,900 Private Placement Warrants (collectively, the “Warrants”) were outstanding. The Warrants were issued in the same form at the IPO date. Each Public Warrant and Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.
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
NOTE 8 – STOCK-BASED COMPENSATION
Class B Common Stock Share Transfers
In August 2022, the Sponsor transferred 25,000 shares of Class B common stock to each of the two independent directors as compensation for their service on the Company’s Board of Directors. If the director was no longer serving as a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such director’s shares shall be returned to Sponsor. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. Therefore, the Company recorded no compensation expense for the period from March 3, 2022 (inception) through June 30, 2024.
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
Total unrecognized compensation expense related to unvested Founder Shares at June 30, 2024 amounted to approximately $40,500 and is expected to be recognized upon the Triggering Event.
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
NOTE 9 –INCOME TAXES
The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the Company’s known and estimable operating results and various tax-related
items.
The Company’s ETR was 47.0% and 22.8% for the three months ended June 30, 2024 and 2023, respectively. The Company’s ETR was 48.4% and 25.6% for the six months ended June 30, 2024 and 2023, respectively. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible for federal income tax purposes.
The difference between the effective tax rates of 47% and 48.4% and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2024, respectively, was primarily due to the change in the valuation allowance (as a result of dividend and interest income earned on the Company’s Trust Account), and the permanent differences arising from interest and penalties on income taxes.

The difference between the effective tax rates of 22.8% and 25.6% and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2023, respectively, was primarily due to the change in the valuation allowance (as a result of dividend and interest income earned on the Company’s Trust Account), the permanent difference arising from the loss on change in fair value of the over-allotment liability and ETR adjustments.
The Company has no uncertain tax positions related to federal and state income taxes. The federal tax returns for the Company since inception remains open for examination.
When the Company is assessed interest or penalties it will be classified in the financial statements as tax expense. For the six months ended June 30, 2024, the Company incurred $22,012 of interest and penalties on the unremitted income tax obligations. No interest or penalties were incurred during the three months ended June 30, 2024. No interest or penalties were incurred during the three or six months ended June 30, 2023.
NOTE 10 – SUBSEQUENT EVENTS
The Company did not identify any subsequent events that require adjustment or disclosure in the unaudited condensed financial statements, other than below:
On July 16, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until August 22, 2024 (the “Second 2024 Monthly Extension”). In connection with the one-month
extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine and the Israel-Hamas war and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine and Israel and Hamas, the U.S. and other countries have imposed sanctions or other restrictive actions which could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our sponsor is ALWA Sponsor LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective on March 16, 2023. On March 16, 2023, the Company consummated its IPO of 5,200,000 units (“Units”). On March 17, 2023, the underwriters partially exercised their over-allotment option and purchased 221,000 additional Units. Each Unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock” or “Public Shares”), and one redeemable warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share (“Public Warrant”). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $54,210,000.

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

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a business combination.

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

The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a business combination by August 22, 2024 (or June 22, 2025 if the additional extensions options are exercised by the Company) unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable up to the interest income from the Trust Account, divided by the number of then outstanding public shares.

Initial Extension of Period to Complete Initial Business Combination

On March 19, 2024, the Company extended the period of which it is able to consummate an initial business combination by a period of three months, or until June 22, 2024 (the “Initial Extension”). In connection with the Initial Extension, the Company’s sponsor deposited an aggregate of $542,100 into the Company’s Trust Account, in return for a non-convertible unsecured promissory note (the “Extension Note”). The Extension Note bears no interest and is repayable in full upon the consummation of an initial business combination. If the Company does not consummate a business combination, the Extension Note will not be repaid, and all amounts owed under the Extension Note will be forgiven except to the extent that there are funds available to the Company outside of the Trust Account. The Initial Extension was the first of the two three-month Extensions permitted under the Company’s governing documents.

2024 Special Meeting of the Stockholders

The Company convened a special meeting of stockholders on June 18, 2024 (the “2024 Special Meeting”), at which the Company’s stockholders approved the amendment to the Company’s Certificate of Incorporation to provide the Company’s board of directors with the right to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 (the “2024 Extension Amendment”). The Company also entered into an amendment (the “2024 Trust Amendment” and together with the 2024 Extension Amendment, the “2024 Charter Amendments”) to the Trust Agreement in order to allow the Company to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 by depositing into the Trust Account, for each one-month extension, $75,000 (the “Extension Payment”).

In connection with the 2024 Charter Amendments, the holders of the Company’s Public Shares were given the opportunity to redeem their Public Shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding Public Shares. Stockholders holding 2,752,307 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $30.2 million (approximately $10.97 per share) were removed from the Company’s Trust Account to pay such redeeming stockholders.

On June 20, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until July 22, 2024 (the “First 2024 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On July 16, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until August 22, 2024 (the “Second 2024 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

If the Company is unable to complete an initial business combination by August 22, 2024 (or June 22, 2025 if the additional extensions options are exercised by the Company), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Capital Resources and Going Concern

At June 30, 2024, we had cash of $862 and a working capital deficit of $2,579,796, excluding the franchise and income tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2022 (inception) to June 30, 2024 were organizational activities and those necessary to consummate the IPO and identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the Company’s Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Our liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and loans from our Sponsor. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been and will continue to be satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement, and the Working Capital Loans provided by the Sponsor (see below). In order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, our Sponsor, an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required, up to $2,000,000 (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. As of June 30, 2024 (unaudited), we had $1,379,100 of outstanding Working Capital Loans from our Sponsor.

As of June 30, 2024 (unaudited), we had cash in the Trust Account of $29,414,956. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $1,897,350) to complete its initial business combination, to the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination. We may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes. As of June 30, 2024 (unaudited), we have withdrawn $566,800 from the Trust Account in order to satisfy income tax obligations. As of June 30, 2024 (unaudited), no funds have been withdrawn from the Trust Account to satisfy the Company’s Delaware franchise tax obligations.

The Initial Stockholders have agreed not to propose any amendment to our Certificate of Incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a business combination by August 22, 2024 (or June 22, 2025 if the additional extension options are exercised by the Company) unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding Public Shares.

The $862 held outside of the Trust Account and a working capital deficit of $2,579,796 excluding franchise and income tax liabilities as of June 30, 2024 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a business combination is not consummated during that time. Giving effect to the 2024 Charter Amendments discussed above, the Company has until August 22, 2024 (or June 22, 2025 if the additional extension options are exercised by the Company), to complete an initial business combination, subject to the Company making the required Trust Account deposits. If an initial business combination is not consummated by August 22, 2024 (or June 22, 2025 if the additional extension options are exercised by the Company), there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required monthly extension Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern, assuming a business combination is not consummated. Our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We believe that the proceeds raised in the IPO and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow us to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the initial business combination. Moreover, we may need to obtain additional financing either to complete the initial business combination or because we become obligated to redeem a significant number of Public Shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Results of Operations

Since the IPO, the Company’s activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenues until the closing and completion of an initial business combination, at the earliest.

For the three months ended June 30, 2024, the Company had net income of $166,656, which was primarily related to $737,335 of dividend and interest income earned in the Trust Account, offset by $424,028 of formation and general and administrative costs and $146,651 of income tax expense. For the three months ended June 30, 2023, we had net income of $453,111, which was primarily related to $666,505 of dividend and interest income earned in the Trust Account and $173,764 gain related to the change in fair market value of the over-allotment liability, offset by $253,135 of formation and operating costs and $134,023 of income tax expense.

For the six months ended June 30, 2024, the Company had net income of $297,258, which was primarily related to $1,495,275 of dividend and interest income earned in the Trust Account, offset by $876,445 of formation and general and administrative costs and $321,572 of income tax expense. For the six months ended June 30, 2023, the Company had a net income of $410,327, which was primarily related to $728,325 of dividend and interest income earned in the Trust Account and $134,583 gain related to the change in fair market value of the over-allotment liability, offset by $311,519 of formation and operating costs and $141,062 of income tax expense.

The increase in income tax expense during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily attributed to the increase in dividend and interest income earned in the Trust Account due to the increase in interest rates. The increase in income tax expense during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributed to the increase in dividend and interest income earned on the balances in the Trust held for six months in 2024 as compare to three and a half months in 2023. Formation and operating costs increased during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 primarily due to increases in accounting and legal expenses and general business expenses related to operating as a public company. The decrease related to the change in fair value of the over-allotment liability during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was due to the over-allotment option being expired as of April 30, 2023. This resulted in a gain and increased net income during the three and six months ended June 30, 2023. No such event occurred during the three and six months ended June 30, 2024.

Commitments and Contractual Obligations:

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

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and six months ended June 30, 2024, respectively. The Company’s expenses related to the administrative support agreement were $30,000 for the three and six months ended June 30, 2023. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2024 (unaudited), $122,180 of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the condensed balance sheets.

Critical Accounting Policies and Estimates:

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant assumptions include the fair value of the Company’s Public Warrants and Representative Shares, at their issuance dates, the valuation of the over-allotment option provided to the underwriters and the excise tax liability in connection with redemption of Class A common stock. Actual results could differ from those estimates

Derivative Financial Instruments

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

At the IPO date, the Public Warrants and Private Placement Warrants were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change. The over-allotment option was accounted for as a liability under ASC 480, as it is an option exercisable into redeemable shares.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, but allows for early adoption. The Company adopted ASU 2020-06 on January 1, 2024 which had no impact on its financial statements.

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

Because any redemptions of our stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022, the redemptions that take place after that date, including the redemption on June 18, 2024 in connection with the 2024 Special Meeting, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs (including redemptions in connection with the Special Meeting), (iii) the nature and amount of any equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) legal uncertainties regarding how the excise tax applies to transactions like the business combination (and, if applicable, a complete liquidation and dissolution of the Company) and the content of final and proposed regulations and further guidance from the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination. The proceeds placed in the trust account and the interest earned thereon will not be used to pay for the excise tax that may be levied on the Company in connection with such redemptions. The Company further confirms that it will not utilize any funds from the trust account to pay any such excise tax.

On June 18, 2024, the Company’s stockholders redeemed 2,752,307 Class A common stock shares for a total of $30,194,356. The Company evaluated the classification and accounting of the stock redemptions under ASC 450, “Contingencies”. The Company evaluated the current status and probability of the excise taxes becoming payable under the guidance in ASC 450, “Contingencies”, and determined that a contingent liability should be calculated and recorded. During the three and six months ended June 30, 2024, the Company accrued $301,944 of excise tax liability related to the June 18, 2024, redemptions. The excise tax liability totaled $301,944 and $0 as of June 30, 2024 (unaudited), and December 31, 2023, respectively.

Related Party Transactions:

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

During the three months ended June 30, 2024, the Company received from the Sponsor $245,000 in Working Capital Loans, of which $75,000 was to fund the First 2024 Monthly Extension. During the six months ended June 30, 2024, the Company received from the Sponsor $1,107,100 in Working Capital Loans, of which $542,000 was funded the Initial Extension and $75,000 was utilized to fund the First 2024 Monthly Extension. The Working Capital Loans are to be repaid upon the consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of June 30, 2024 (unaudited) and December 31, 2023, the Company had $1,379,100 and $272,000, respectively, of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying unaudited condensed balance sheets.

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and six months ended June 30, 2024, respectively. The Company’s expenses related to the administrative support agreement were $30,000 for the three and six months ended June 30, 2023. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2024 (unaudited), $122,180 of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid and are included in Due to Related Party on the condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in internal controls over financial reporting related to the Company’s review and approval of cash disbursements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amendment to the Second Amended and Restated Certificate of Incorporation of Four Leaf Acquisition Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2024 and incorporated by reference herein).

10.1	Promissory Note, dated May 14, 2024, issued to ALWA Sponsor, LLC.

10.2	Promissory Note, dated May 31, 2024, issued to ALWA Sponsor, LLC.

10.3	Promissory Note, dated June 6, 2024, issued to ALWA Sponsor, LLC

10.4	Promissory Note, dated June 20, 2024, issued to ALWA Sponsor, LLC

10.5	Amendment to the Investment Management Trust Agreement, dated as of March 16, 2023, by and between Four Leaf Acquisition Corporation and Continental Stock Transfer & Trust Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2024 and incorporated by reference herein.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2024.

FOUR LEAF ACQUISITION CORPORATION

By:	/s/ Angel Orrantia
Name: Angel Orrantia
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Coco Kou
Name: Coco Kou
Title: Chief Financial Officer
(Principal Financial Officer)