Form 10-Q
period 2024-09-30
Four Leaf Acquisition Corp
filed 2025-01-15
CIK 1936255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of January 14, 2025, 2,722,903 shares of Class A common stock, par value $0.0001 per share, and 1,355,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

FOUR LEAF ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Current assets
Cash	$125,986	$10,622
Prepaid expenses	52,568	49,842
Total current assets	178,554	60,464
Other assets
Marketable securities held in trust account	29,555,985	58,063,737
Total assets	29,734,539	58,124,201

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued offering costs	24,999	97,440
Accounts payable and accrued expenses	403,217	402,663
Due to related party	152,180	62,180
Convertible note - related party	1,800,100	272,000
Deferred credit - operating expenses funded by potential target	191,250	191,250
Excise tax liability	301,944	-
Income taxes payable	273,755	443,990
Total current liabilities	3,147,445	1,469,523
Deferred underwriting fee payable	1,897,350	1,897,350
Total liabilities	5,044,795	3,366,873

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 26,000,000 shares authorized; 2,668,693 shares at $11.07 redemption value shares issued and outstanding as of September 30, 2024 and 5,421,000 shares at $10.34 redemption value shares issued and outstanding as of December 31, 2023	29,538,303	56,067,420

Stockholders’ deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 26,000,000 shares authorized; 54,210 shares issued and outstanding (excluding 2,668,693 and 5,421,000 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	5	5
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; 1,355,250 shares issued and outstanding as of September 30, 2024 and December 31, 2023	136	136
Accumulated deficit	(4,848,700)	(1,310,233)
Total stockholders’ deficit	(4,848,559)	(1,310,092)
Total liabilities, common stock subject to possible redemption, and stockholders’ deficit	$29,734,539	$58,124,201

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Formation and operating costs	$174,608	$309,757	$1,051,053	$621,276
Loss from operations	$(174,608)	$(309,757)	$(1,051,053)	$(621,276)
Other income:
Dividend and interest income	380,258	736,855	1,875,533	1,465,180
Change in fair value of over-allotment liability	-	-	-	134,583
Income before income taxes	205,650	427,098	824,480	978,487
Income tax provision	(74,193)	(148,797)	(395,765)	(289,859)
Net income	$131,457	$278,301	$428,715	$688,628

Weighted average shares outstanding of Class A common stock subject to possible redemption	2,668,693	5,421,000	4,366,284	3,950,762

Basic and diluted net income per share, Class A common stock subject to possible redemption (see Note 2)	$0.03	$0.04	$0.07	$0.13

Weighted average shares outstanding of Class A common stock	54,210	54,210	54,210	39,508

Basic and diluted net income per share, Class A Common Stock (see Note 2)	$0.03	$0.04	$0.07	$0.13

Weighted average shares outstanding of Class B common stock(1)	1,355,250	1,355,250	1,355,250	1,340,071

Basic and diluted net income per share, Class B common stock (see Note 2)	$0.03	$0.04	$0.07	$0.13

(1)	Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 shares of Class B common stock were forfeited (see Notes 5 and 7), resulting in the Sponsor and directors holding 1,355,250 shares of Class B common stock.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation

Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock					Additional		Total
	Class A		Class A		Class B			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	5,421,000	$56,067,420	54,210	$5	1,355,250		$136	$-	$(1,310,233)	$(1,310,092)
Accretion of Class A common stock to redemption value	-	1,439,127	-	-	-		-	-	(1,439,127)	(1,439,127)
Accretion of Class A common stock to redemption value due to dividend and interest income earned	-	552,520	-	-	-		-	-	(552,520)	(552,520)
Accretion of Class A common stock to redemption value due to extension payment	-	542,100	-	-	-		-	-	(542,100)	(542,100)
Net income	-	-	-	-	-		-	-	130,602	130,602
Balance - March 31, 2024	5,421,000	$58,601,167	54,210	$5	1,355,250		$136	$-	$(3,713,378)	$(3,713,237)
Accretion of Class A common stock to redemption value due to dividend and interest income earned	-	554,423	-	-	-		-	-	(554,423)	(554,423)
Accretion of Class A common stock to redemption value due to extension payment	-	75,000	-	-	-		-	-	(75,000)	(75,000)
Redemptions of Class A common stock subject to possible redemption	(2,752,307)	(30,194,356)	-	-	-		-	-	-	-
Excise tax	-	-	-	-	-		-	-	(301,943)	(301,943)
Net income	-	-	-	-	-		-	-	166,656	166,656
Balance - June 30, 2024	2,668,693	$29,036,234	54,210	$5	1,355,250		$136	$-	$(4,478,088)	$(4,477,947)
Accretion of Class A common stock to redemption value due to dividend and interest income earned	-	277,069	-	-	-		-	-	(277,069)	(277,069)
Accretion of Class A common stock to redemption value due to extension payments	-	225,000	-	-	-		-	-	(225,000)	(225,000)
Net income	-	-	-	-	-		-	-	131,457	131,457
Balance - September 30, 2024	2,668,693	$29,538,303	54,210	$5	1,355,250		$136	$-	$(4,848,700)	$(4,848,559)

	Common Stock Subject to Possible Redemption		Common Stock					Additional	Retained Earnings	Total
	Class A		Class A		Class B			Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit)	Equity
Balance - December 31, 2022	-	$-	-	$-	1,495,000	(1)	$150	$24,850	$(6,306)	$18,694
Issuance of private placement warrants	-	-	-	-	-		-	3,577,000	-	3,577,000
Issuance of Class A common stock, net of issuance costs of $3,928,774	5,421,000	48,928,489	-	-	-		-	-	-	-
Issuance of Public Warrants, net of issuance costs of $90,313	-	-	-	-	-		-	1,127,840	-	1,127,840
Issuance of Representative Shares	-	-	54,210	5	-		-	270,515	-	270,520
Accretion of Class A common stock to redemption value	-	314,307	-	-	-		-	(314,307)	-	(314,307)
Net loss	-	-	-	-	-		-	-	(42,784)	(42,784)
Balance - March 31, 2023	5,421,000	$49,242,796	54,210	$5	1,495,000	(1)	$150	$4,685,898	$(49,090)	$4,636,963
Accretion of Class A common stock to redemption value	-	2,231,134	-	-	-		-	(2,231,134)	-	(2,231,134)
Forfeiture of Class B common stock due to expiration of over-allotment option	-	-	-	-	(139,750)		(14)	14	-	-
Net income	-	-	-	-	-		-	-	453,111	453,111
Balance - June 30, 2023	5,421,000	$51,473,930	54,210	$5	1,355,250		$136	$2,454,778	$404,021	$2,858,940
Accretion of Class A common stock to redemption value	-	2,286,711	-	-	-		-	(2,286,711)	-	(2,286,711)
Net income	-	-	-	-	-		-	-	278,301	278,301
Balance - September 30, 2023	5,421,000	$53,760,641	54,210	$5	1,355,250		$136	$168,067	$682,322	$850,530

(1)	Includes up to 139,750 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Notes 5 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$428,715	$688,628
Adjustments to reconcile net income to net cash used in operating activities
Dividend and interest income	(1,875,533)	(1,465,180)
Loss on change in fair value of overallotment option	-	(134,583)
Changes in current assets and liabilities
Prepaid expenses	(2,726)	(26,172)
Accounts payable and accrued expenses	(71,886)	316,704
Due to related party	90,000	35,000
Income taxes payable	(170,235)	289,859
Net cash used in operating activities	(1,601,665)	(295,744)

Cash Flows from Investing Activities
Investment of cash into Trust Account	-	(55,836,300)
Exention payments deposited into Trust Account	(842,100)	-
Redemption of investments	31,225,385	-
Net cash provided by (used in) investing activities	30,383,285	(55,836,300)

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	1,528,100	95,000
Redemption of Class A common stock subject to possible redemption	(30,194,356)	-
Proceeds from promissory note	-	84,000
Repayment of promissory note	-	(395,500)
Gross proceeds from issuance of public units	-	54,210,000
Proceeds from issuance of Private Warrants	-	3,577,000
Payment of offering costs on Public Units	-	(1,435,184)
Net cash provided by (used in) financing activities	(28,666,256)	56,135,316

Net change in cash	115,364	3,272
Cash - beginning of the period	10,622	1,280
Cash - end of the period	$125,986	$4,552

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(566,000)	$-

Non-cash investing and financing activities:
Accretion of Class A common stock subject to possible redemption	$3,665,239	$4,832,152
Deferred underwriting commissions	$-	$1,897,350
Issuance of Representative Shares for services	$-	$270,520
Directors’ and officers’ insurance fee paid by potential target	$-	$191,250
Offering costs included in accrued offering costs	$-	$97,440
Excise tax liability	$301,944	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOUR LEAF ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations

Four Leaf Acquisition Corporation (the “Company”) is a blank check company that was incorporated as a Delaware corporation on March 3, 2022 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On December 17, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Xiaoyu Dida Interconnect International Limited, a Cayman Islands exempted company (“Xiaoyu Dida”), commonly known as Smart Station.

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 3, 2022 (inception) through September 30, 2024, relates to the Company’s formation and the initial public offering (“IPO”) (as described below), as well as activities necessary to identify a potential target and prepare for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination. The Company generates non-operating income in the form of dividend and interest income from the proceeds derived from the IPO.

The Company has selected December 31 as its fiscal year end. The Company’s sponsor is ALWA Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on March 16, 2023. On March 16, 2023, the Company consummated its IPO of 5,200,000 units (“Units”). On March 17, 2023, the underwriters partially exercised their over-allotment option and purchased 221,000 additional Units. Each Unit consisted of one share of Class A common stock, $0.0001 par value per share (“Class A common stock” or “Public Shares”), and one redeemable warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share (each a “Public Warrant” and collectively, the “Public Warrants”). The Units were sold at an offering price of $10.00 per Unit and generated total gross proceeds of $54,210,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 3,576,900 warrants (each a “Private Placement Warrant” and collectively, with the Public Warrants, the “Warrants”) which were purchased by the Sponsor, at a price of $1.00 per Private Placement Warrant, generating total proceeds of $3,577,000, which is described in Note 4.

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

In conjunction with the IPO, the Company issued to the underwriter 54,210 shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $270,520.

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

If the Company engages in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than a pro rata portion of his, her or its shares. The decision as to whether the Company will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company determines to allow stockholders to sell their shares to the Company in a tender offer, it will file tender offer documents with the U.S. Securities and Exchange Commission (“SEC”) which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

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

The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a business combination by January 22, 2025 (or June 22, 2025 if the additional extensions options are exercised by the Company) unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable up to the interest income from the Trust Account, divided by the number of then outstanding Public Shares.

Initial Extension of Period to Complete Initial Business Combination

On March 19, 2024, the Company initially extended the period to consummate an initial business combination by a period of three months, or until June 22, 2024 (the “Initial Extension”). In connection with the Initial Extension, the Sponsor deposited an aggregate of $542,100 into the Company’s Trust Account, in return for a convertible note (the “Extension Note”), included in the convertible note – related party balance as of September 30, 2024 (see Note 5). If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that there are funds available to the Company outside of the Trust Account. The Initial Extension was the first of the two three-month Extensions permitted under the Company’s governing documents at that time.

2024 Special Meeting of the Stockholders

On June 18, 2024, the Company convened a special meeting of stockholders (the “2024 Special Meeting”), at which the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to provide the Company’s Board of Directors with the right to extend the period within which to consummate an initial business combination (the “Combination Period”) up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 (the “Extension”) (the “2024 Extension Amendment Proposal”). The Company also entered into an amendment (the “2024 Trust Amendment” and together with the 2024 Extension Amendment Proposal, the “2024 Charter Amendment Proposals”) to the Trust Agreement. The Trust Amendment, as amended, allows the Company to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 by depositing into the Trust Account, for each one-month extension, $75,000 (the “Extension Payment”).

In connection with the 2024 Charter Amendment Proposals, the holders of the Company’s Public Shares were given the opportunity to redeem their Public Shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding Public Shares. Stockholders holding 2,752,307 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $30.2 million (approximately $10.97 per share) were removed from the Company’s Trust Account to pay such redeeming stockholders.

On June 20, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until July 22, 2024 (the “First 2024 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On July 16, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until August 22, 2024 (the “Second 2024 Monthly Extension”). In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On August 16, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until September 22, 2024 (the “Third 2024 Monthly Extension”). In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On September 18, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until October 22, 2024 (the “Fourth 2024 Monthly Extension”). In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On October 17, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until November 22, 2024 (the “Fifth 2024 Monthly Extension”). In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On November 16, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until December 22, 2024 (the “Sixth 2024 Monthly Extension”). In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On December 20, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until January 22, 2025 (the “Seventh 2024 Monthly Extension”). In connection with the one month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

If the Company is unable to complete an initial business combination by January 22, 2025 (or June 22, 2025 if the additional extensions are afforded to the Company under the terms of the Extension), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Company’s Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any shares of Class B common stock, par value $0.0001 per share (“Founder Shares” or “Class B common stock”) held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the IPO date, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a business combination within the prescribed time frame. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Merger Agreement

On December 17, 2024, the Company entered into the Merger Agreement with Xiaoyu Dida, Xiaoyu Dida Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Xiaoyu Dida (“Merger Sub 1”), and Xiaoyu Dida (USA) Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Xiaoyu Dida (“Merger Sub 2”). Upon the closing of the transactions contemplated by the Merger Agreement, (i) Merger Sub 1, will be merged with and into the Company (“Merger 1”), with the Company being the surviving company and becoming a wholly-owned subsidiary of Xiaoyu Dida; and (ii) immediately following the consummation of Merger 1, the Merger 1 Surviving Corporation will be merged with and into Merger Sub 2 (“Merger 2” and, collectively with Merger 1, the “Mergers”), with Merger Sub 2 being the surviving company and becoming a wholly-owned subsidiary of Xiaoyu Dida.

The below description of the Merger Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to the actual Merger Agreement, a copy of which is filed with the Current Report on Form 8-K filed on December 19, 2024, as Exhibit 2.1.

Immediately prior to the Merger 1 Effective Time (as defined in the Merger Agreement): (i) each share of the Company’s Class B common stock shall be automatically converted into one share of the Company’s Class A common stock in accordance with the terms of the Company’s Certificate of Incorporation (such automatic conversion, the “Company Class B Conversion”) and each share of Class B common stock shall no longer be outstanding and shall automatically be canceled, and each former holder of Class B common stock shall thereafter cease to have any rights with respect to such shares; and (ii) each Unit, which consists of one share of Class A common stock and one redeemable Public Warrant issued by the Company to purchase shares of Class A common stock at a price of $11.50 per whole share outstanding immediately prior to the Merger 1 Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one share of Class A common stock and one Public Warrant in accordance with the terms of the applicable Units (the “Unit Separation”).

Immediately after giving effect to the Unit Separation and the Four Leaf Class B Conversion, at the Merger 1 Effective Time, each share of Class A common stock issued and outstanding immediately prior to the Merger 1 Effective Time (other than any shares of Class A common stock held by the Company as treasury stock and any shares of Class A common stock subject to redemption) shall automatically be cancelled in exchange for the right to receive, upon delivery of the applicable letter of transmittal (if any), one Class A ordinary share, par value of $0.00005 per share, of Xiaoyu Dida (the “Xiaoyu Dida Class A Ordinary Shares”) (the “Merger Consideration”).

At the Merger 1 Effective Time, each Warrant outstanding immediately prior to the Merger 1 Effective Time shall cease to be a warrant with respect to the Class A common stock and shall be assumed by Xiaoyu Dida and converted into a Warrant to purchase one Xiaoyu Dida Class A Ordinary Share (each, a “Xiaoyu Dida Warrant”) pursuant to the terms of a warrant assignment, assumption and amendment agreement to be entered into between the Company, Xiaoyu Dida and CST (the “Warrant Assumption Agreement”). Each Xiaoyu Dida Warrant shall continue to have and be subject to substantially the same terms as were applicable to the Company’s Warrants in effect immediately prior to the Merger 1 Effective Time under the terms of that certain Warrant Agreement, dated March 16, 2023, by and between the Company and CST, as warrant agent (including any repurchase rights and cashless exercise provisions). At or prior to the Merger 1 Effective Time, Xiaoyu Dida shall take all corporate action necessary to reserve for future issuance, and shall maintain such reservation for so long as any of the Xiaoyu Dida Warrants remain outstanding, a sufficient number of Xiaoyu Dida Class A Ordinary Shares for delivery upon the exercise of Xiaoyu Dida Warrants after the Merger 1 Effective Time.

The parties to the Merger Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Merger Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of Xiaoyu Dida, the Company and their respective subsidiaries during the period between execution of the Merger Agreement and Closing. The representations, warranties, agreements and covenants of the parties set forth in the Merger Agreement will terminate at Closing, except for those covenants and agreements that, by their terms, contemplate performance after Closing. Each of the parties to the Merger Agreement has agreed to use its reasonable best efforts to take or cause to be taken all actions and things necessary to consummate and expeditiously implement the Mergers.

Under the Merger Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) receipt of the Company’s stockholder approval and Xiaoyu Dida stockholder approval; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) no provisions of any applicable Law and no Order (each as defined in the Merger Agreement) shall prohibit or prevent the consummation of the Closing; (iv) all consents, approvals and actions of, filings with and notices to any Governmental Authority required to consummate the transactions, including without limitation, the CSRC Filing Notice (as defined in the Merger Agreement), shall have been made or obtained; (v) the effectiveness of the Registration Statement under the Securities Act; (vi) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act); (vii) the common stock of Xiaoyu Dida to be issued pursuant to the Merger Agreement being listed or having been approved for listing on Nasdaq; (viii) solely with respect to the Company (A) the representations and warranties of Xiaoyu Dida being true and correct to applicable standards in the Merger Agreement and each of the covenants of Xiaoyu Dida having been performed or complied with in all material respects, and (B) since the date of the Merger Agreement there not having been a material adverse effect on Xiaoyu Dida that is continuing; and (ix) solely with respect to Xiaoyu Dida, (A) the representations and warranties of the Company being true and correct to applicable standards in the Merger Agreement and each of the covenants of the Company having been performed or complied with in all material respects, (B) since the date of the Merger Agreement there not having been a material adverse effect on the Company that is continuing, and (C) the effective resignations of certain directors and executive officers of the Company. The Merger Agreement does not include a minimum cash condition. Because the parties’ obligations to consummate the Merger are subject to the satisfaction or waiver of these, and other, conditions, there is no guarantee that the Merger will be consummated.

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Effective Tim as follows:

(i) by mutual written consent of the Company and Xiaoyu Dida;

(ii) by either the Company or Xiaoyu Dida if the Closing is not consummated on or before December 31, 2025 (the “Outside Date”), provided that the failure to consummate the Closing by the Outside Date is not due to a material breach by the party seeking to terminate and which such breach is the proximate cause for the conditions to close not being satisfied;

(iii) by either the Company or Xiaoyu Dida if the other party has breached any of its covenants or representations and warranties such that closing conditions would not be satisfied at the Closing (subject to a 30-days cure period for breaches that are curable), provided that such right to terminate will not be available to either party if it has breached in any material respect its obligations se forth in the Merger Agreement;

(iv) by either the Company or Xiaoyu Dida if any Order (as defined in the Merger Agreement) having the effect of prohibiting or preventing the consummation of the Closing shall be in effect and shall have become final and non-appealable; provided, however, that the right to terminate this shall not be available to a party if such Order was due to such party’s breach of or failure to perform any of its representations, warranties, covenants or agreements set forth in the Merger Agreement;

(v) by either the Company or Xiaoyu Dida if the CSRC Filing Notice has not been obtained by the Outside Date;

(vi) by either Company or Xiaoyu Dida if Company stockholder approval shall not have been obtained by reason of the failure to obtain the required vote upon a vote held at the special meeting or any adjournment or postponement thereof; or

(vii) by the Company if Xiaoyu Dida shareholder approval shall not have been obtained by reason of the failure to obtain the required vote at the general meeting duly convened therefor or at any adjournment or postponement thereof.

If the Merger Agreement is validly terminated, none of the parties to the Merger Agreement will have any liability or further obligation under the Merger Agreement.

Going Concern Consideration

The $125,986 held outside of the Trust Account will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements, assuming that a business combination is not consummated during that time. Giving effect to the 2024 Charter Amendment Proposals discussed above, the Company has until January 22, 2025 (or June 22, 2025 if the additional extensions are afforded to the Company under the terms of the Extension), to complete an initial business combination, subject to the Company making the required Trust Account deposits. If an initial business combination is not consummated by January 22, 2025 (or June 22, 2025 if the additional extensions are afforded to the Company under the terms of the Extension), there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required monthly extension Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company believes that the proceeds raised in the initial public offering and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for its activities until a business combination is complete. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. Moreover, the Company may need to obtain additional financing either to complete the business combination or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination.

Management has determined that the liquidity condition, potential mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On June 18, 2024, the Company’s stockholders redeemed 2,752,307 Class A common stock shares for a total of $30,194,356. The Company evaluated the current status and probability of the excise taxes becoming payable in relation to these redemptions under the guidance in ASC 450, “Contingencies”, and determined that a contingent liability should be calculated and recorded. For the three and nine months ended September 30, 2024 (unaudited), the Company incurred zero and $301,944, respectively, excise tax liability related to the June 18, 2024, redemptions. The excise tax liability totaled $301,944 and $0 as of September 30, 2024 (unaudited), and December 31, 2023, respectively.

Franchise and Income Tax Withdrawals

During the three and nine months ended September 30, 2024, the Company withdrew $464,229 and $1,031,029, respectively, of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities. As of September 30, 2024, $110,268 of the funds were inadvertently used for the payments of general operating expenses. The Company is expected to replenish these amounts via a Working Capital Loan from its Sponsor or another similar type of financing.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Form 10-K as filed with the SEC on April 1, 2024. The interim results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

The Company’s Public Warrants (see Note 3) and Private Placement Warrants, including from the conversion of the Working Capital Loans (see Notes 4 and 6) could, potentially, be exercised or converted into Class A common stock and then share in the earnings of the Company. However, these Warrants were excluded when calculating diluted income per share as the contingencies associated with the Warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income per share is the same as basic income per share for the periods presented.

A reconciliation of net income per share is as follows for the three months ended September 30, 2024:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$86,024	$1,747	$43,686
Weighted average shares outstanding, basic and diluted	2,668,693	54,210	1,355,250
Basic and diluted net income per share	$0.03	$0.03	$0.03

A reconciliation of net income per share is as follows for the nine months ended September 30, 2024:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$324,094	$4,025	$100,596
Weighted average shares outstanding, basic and diluted	4,366,284	54,210	1,355,250
Basic and diluted net income per share	$0.07	$0.07	$0.07

A reconciliation of net income per share is as follows for the three months ended September 30, 2023:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$220,874	$2,209	$55,218
Weighted average shares outstanding, basic and diluted	5,421,000	54,210	1,355,250
Basic and diluted net income per share	$0.04	$0.04	$0.04

A reconciliation of net income per share is as follows for the nine months ended September 30, 2023:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$510,400	$5,104	$173,124
Weighted average shares outstanding, basic and diluted	3,950,762	39,508	1,340,071
Basic and diluted net income per share	$0.13	$0.13	$0.13

Marketable Securities Held in Trust Account

On September 30, 2024, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying unaudited condensed statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Deferred Credit

During the year ended December 31, 2023, the Company received a $191,250 unconditional and non-refundable reimbursement for certain general and administrative expenses incurred by the Company from Xiaoyu Dida Interconnect International Limited, an exempt company incorporated in the Cayman Islands with limited liability (“Xiaoyu Dida”), as part of a non-binding letter of intent, which as of September 30, 2024 and December 31, 2023 had not been cancelled. This amount was recorded as a deferred credit associated with a potential business combination in the accompanying condensed balance sheets as of September 30, 2024 and December 31, 2023.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock sold as part of its IPO features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument on a straight-line basis. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes as well as required deposits to extend the life of the Company, which currently occur on a monthly basis.

The redemption values as of September 30, 2024 and December 31, 2023 include $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the Trust Account, up to $100,000, if and when a dissolution is deemed probable.

The reconciliation of Class A common stock subject to possible redemption as of September 30, 2024 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(3,928,774)
Less: Redemption of Class A common stock	(30,194,356)
Accretion to redemption value	10,804,170
Class A common stock subject to possible redemption	$29,538,303

The reconciliation of Class A common stock subject to possible redemption as of December 31, 2023 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible Redemption	(3,928,774)
Accretion to redemption value	7,138,931
Class A common stock subject to possible redemption	$56,067,420

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●

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

As of September 30, 2024 and December 31, 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

The over-allotment option expired on April 30, 2023.The fair value of the over-allotment option was $134,583 and zero at the IPO date and April 30, 2023, respectively. There was no change in the over-allotment option for the three months ended September 30, 2024 and 2023. The change in the over-allotment option was zero and ($134,583) for the nine months ended September 30, 2024 and September 30, 2023, respectively, which is included in other income in the accompanying unaudited condensed statements of operations. Prior to the over-allotment option’s expiration, it was considered to be a recurring Level 3 fair value measurement.

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of September 30, 2024 and December 31, 2023, the Company has not recorded any amounts related to uncertain tax positions.

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

Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. The proceeds from the Private Placement of the Private Placement Warrants funded the Trust Account, IPO issuance costs and as well as the operations prior to the business combination. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Placement Warrants, will be included in the liquidating distribution to the public stockholders and the Private Placement Warrants will be worthless (see Note 7).

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In May 2022, the Sponsor paid $25,000, or approximately $0.011 per share, to cover certain offering costs in consideration for 2,156,250 shares of Class B common stock. On May 10, 2022, the Sponsor surrendered 287,500 Founder Shares, for no consideration, resulting in the Sponsor and directors continuing to hold 1,868,750 Founder Shares. On August 26, 2022, the Sponsor transferred 25,000 Founder Shares to each of Rahul Mewawalla and Stephen Markscheid, each of which are members of the Company’s Board of Directors (Note 8). The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s Board of Directors through the closing of such initial business combination. On March 16, 2023, the Sponsor forfeited an aggregate of 373,750 Founder Shares for no consideration, resulting in the Sponsor and directors holding an aggregate of 1,495,000 Founder Shares. Up to 195,000 of the Founder Shares were subject to forfeiture to the extent the over-allotment option was not exercised in full by the underwriter prior to its expiration date on April 30, 2023.

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

Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. The proceeds from the Private Placement of the Private Placement Warrants funded the trust account, IPO issuance costs and the operations prior to the business combination. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Placement Warrants, will be included in the liquidating distribution to the public stockholders and the Private Placement Warrants will be worthless (see Note 7).

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

During the three months ended September 30, 2024, the Company received from the Sponsor $421,000 in Working Capital Loans, of which $225,000 was to fund the Second, Third, and Fourth 2024 Monthly Extensions. During the nine months ended September 30, 2024, the Company received from the Sponsor $1,528,100 in Working Capital Loans, of which $686,000 was utilized for working capital needs, $542,100 was utilized to fund the Initial Extension and $300,000 was utilized to fund the First 2024 Monthly Extension, Second 2024 Monthly Extension, Third 2024 Monthly Extension and Fourth 2024 Monthly Extension. The Working Capital Loans are to be repaid upon the consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of September 30, 2024 and December 31, 2023, the Company had $1,800,100 and $272,000, respectively, of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying unaudited condensed balance sheets.

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 and $90,000 for the three and nine months ended September 30, 2024, respectively. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and nine months ended September 30, 2023, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2024 and December 31, 2023, $152,180 and $62,180, respectively, of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the condensed balance sheets.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2024 and December 31, 2023 there were no shares of preferred stock issued or outstanding.

Class A common stock - The Company is authorized to issue 26,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2024, there were 2,722,903 shares of Class A common stock, of which 2,668,693 shares are subject to possible redemption and included in temporary equity. As of December 31, 2023, there were 5,475,210 shares of Class A common stock, of which 5,421,000 shares are subject to possible redemption and included in temporary equity.

Class B common stock - The Company is authorized to issue 4,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 1,355,250 shares of Class B common stock issued and outstanding, respectively. Refer to Note 5 for further detail.

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

Warrants - As of September 30, 2024 and December 31, 2023, 5,421,000 Public Warrants and 3,576,900 Private Placement Warrants were outstanding. The Warrants were issued in the same form at the IPO date. Each Public Warrant and Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

The Warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three days before the Company sends the notice of redemption to the warrant holders.

If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their Warrants on a “cashless basis,” the Company’s management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the Warrants. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third day prior to the date on which the notice of redemption is sent to the holders of Warrants.

NOTE 8 – STOCK-BASED COMPENSATION

Class B Common Stock Share Transfers

In August 2022, the Sponsor transferred 25,000 shares of Class B common stock to each of the two independent directors as compensation for their service on the Company’s Board of Directors. If the director was no longer serving as a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such director’s shares shall be returned to Sponsor. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. Therefore, the Company recorded no compensation expense for the period from March 3, 2022 (inception) through September 30, 2024.

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

Total unrecognized compensation expense related to unvested Founder Shares at September 30, 2024 amounted to approximately $40,500 and is expected to be recognized upon the Triggering Event.

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

NOTE 9 – INCOME TAXES

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the Company’s known and estimable operating results and various tax-related items.

The Company’s ETR was 35.9% and 34.8% for the three months ended September 30, 2024 and 2023, respectively. The Company’s ETR was 45.3% and 29.6% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible for federal income tax purposes.

The difference between the effective tax rates of 35.9% and 45.3% and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2024, respectively, was primarily due to the change in the valuation allowance (as a result of dividend and interest income earned on the Company’s Trust Account), and the permanent differences arising from interest and penalties on income taxes.

The difference between the effective tax rates of 34.8% and 29.6% and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2023, respectively, was primarily due to the change in the valuation allowance (as a result of dividend and interest income earned on the Company’s Trust Account), the permanent difference arising from the loss on change in fair value of the over-allotment liability and ETR adjustments.

The Company has no uncertain tax positions related to federal and state income taxes. The federal tax returns for the Company since inception remains open for examination.

When the Company is assessed interest or penalties it will be classified in the financial statements as tax expense. For the nine months ended September 30, 2024, the Company incurred $22,012 of interest and penalties on the unremitted income tax obligations. No material interest or penalties were incurred during the three months ended September 30, 2024. No interest or penalties were incurred during the three or nine months ended September 30, 2023.

NOTE 10 – SUBSEQUENT EVENTS

The Company did not identify any subsequent events that require adjustment or disclosure in the unaudited condensed financial statements, other than below:

On October 17, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until November 22, 2024. In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On November 16, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until December 22, 2024. In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On December 17, 2024, the Company entered into the Merger Agreement with Merger Sub 1, Merger Sub 2 and Xiaoyu Dida, which is described in Note 1.

On December 20, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until January 22, 2025. In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

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

On December 17, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Xiaoyu Dida Interconnect International Limited, a Cayman Islands exempted company, commonly known as Smart Station, and further described in Note 1 to the unaudited condensed financial statements.

Our sponsor is ALWA Sponsor LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective on March 16, 2023. On March 16, 2023, the Company consummated its IPO of 5,200,000 units (“Units”). On March 17, 2023, the underwriters partially exercised their over-allotment option and purchased 221,000 additional Units. Each Unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock” or “Public Shares”), and one redeemable warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share (each a “Public Warrant” and collectively, “Public Warrants”). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $54,210,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 3,576,900 warrants (“Private Placement Warrants” and collectively, with the Public Warrants, the “Warrants”) to the Sponsor at a price of approximately $1.00 per Placement Warrant, generating total proceeds of $3,577,000.

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

In conjunction with this Public Offering, the Company issued to the underwriter 54,210 shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation” (“ASC 718”) was included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $270,520.

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

If the Company engages in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than a pro rata portion of his, her or its shares. The decision as to whether the Company will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If the Company determines to allow stockholders to sell their shares to the Company in a tender offer, it will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial business combination and the Company does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, the Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO (“Excess Shares”). However, the Company’s stockholders will not be restricted to vote all of their shares (including Excess shares) for or against the initial business combination. Additionally, such stockholders will not receive redemption distributions with respect to the Excess Shares if the Company completes the initial business combination.

The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a business combination by January 22, 2025 (or June 22, 2025 if the additional extensions options are exercised by the Company) unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable up to the interest income from the Trust Account, divided by the number of then outstanding Public Shares.

Initial Extension of Period to Complete Initial Business Combination

On March 19, 2024, the Company extended the period of which it is able to consummate an initial business combination by a period of three months, or until June 22, 2024 (the “Initial Extension”). In connection with the Initial Extension, the Company’s sponsor deposited an aggregate of $542,100 into the Company’s Trust Account, in return for a convertible note (the “Extension Note”), included in the convertible note – related party balance as of September 30, 2024 (see Note 5). If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that there are funds available to the Company outside of the Trust Account. The Initial Extension was the first of the two three-month Extensions permitted under the Company’s governing documents.

2024 Special Meeting of the Stockholders

On June 18, 2024, the Company convened a special meeting of stockholders (the “2024 Special Meeting”), at which the Company’s stockholders approved the amendment to the Company’s Certificate of Incorporation to provide the Company’s Board of Directors with the right to extend the time period to complete an initial business combination (the “Combination Period”) up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 (the “Extension”) (the “2024 Extension Amendment Proposal”). The Company also entered into an amendment (the “2024 Trust Amendment” and together with the 2024 Extension Amendment Proposal, the “2024 Charter Amendment Proposals”) to the Trust Agreement. The Trust Amendment, as amended, allows the Company to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 by depositing into the Trust Account, for each one-month extension, $75,000 (the “Extension Payment”).

In connection with the 2024 Charter Amendment Proposals, the holders of the Company’s Public Shares were given the opportunity to redeem their Public Shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public Shares. Stockholders holding 2,752,307 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $30.2 million (approximately $10.97 per share) were removed from the Company’s Trust Account to pay such redeeming stockholders.

On June 20, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until July 22, 2024 (the “First 2024 Monthly Extension”). In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On July 16, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until August 22, 2024 (the “Second 2024 Monthly Extension”). In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On August 16, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until September 22, 2024 (the “Third 2024 Monthly Extension”). In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On September 18, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until October 22, 2024 (the “Fourth 2024 Monthly Extension”). In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On October 17, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until November 22, 2024 (the “Fifth 2024 Monthly Extension”). In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On November 16, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until December 22, 2024 (the “Sixth 2024 Monthly Extension”). In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

On December 20, 2024, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until January 22, 2025 (the “Seventh 2024 Monthly Extension”). In connection with the one-month extension, the Sponsor deposited $75,000 into the Company’s Trust Account.

If the Company is unable to complete an initial business combination by January 22, 2025 (or June 22, 2025 if the additional extensions are afforded to the Company under the terms of the Extension), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Company’s Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any shares of Class B common stock, par value $0.0001 per share (“Class B common stock” or “Founder Shares”) held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the IPO date, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a business combination within the prescribed time frame. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.30 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Capital Resources and Going Concern

At September 30, 2024, we had cash of $125,986 and a working capital deficit of $2,695,136, excluding the franchise and income tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2022 (inception) to September 30, 2024 were organizational activities and those necessary to consummate the IPO and identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the Company’s Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Our liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and loans from our Sponsor. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been and will continue to be satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement, and the Working Capital Loans provided by the Sponsor (see below). In order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, our Sponsor, an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. As of September 30, 2024 (unaudited), we had $1,800,100 of outstanding Working Capital Loans from our Sponsor.

As of September 30, 2024 (unaudited), we had cash in the Trust Account of $29,555,985. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $1,897,350) to complete its initial business combination, to the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination. We may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes.

During the three and nine months ended September 30, 2024, the Company withdrew $464,229 and $1,031,029, respectively, of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities. As of September 30, 2024, $110,268 of the funds were inadvertently used for the payments of general operating expenses. The Company is expected to replenish these amounts via a Working Capital Loan from its Sponsor or another similar type of financing.

The Initial Stockholders have agreed not to propose any amendment to our Certificate of Incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a business combination by January 22, 2025 (or June 22, 2025 if the additional extension options are exercised by the Company) unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding Public Shares.

The $125,986 held outside of the Trust Account as of September 30, 2024 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements, assuming that a business combination is not consummated during that time. Giving effect to the 2024 Charter Amendments discussed above, the Company has until January 22, 2025 (or June 22, 2025 if the additional extension options are exercised by the Company), to complete an initial business combination, subject to the Company making the required Trust Account deposits. If an initial business combination is not consummated by January 22, 2025 (or June 22, 2025 if the additional extension options are exercised by the Company), there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required monthly extension Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern, assuming a business combination is not consummated. Our unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We believe that the proceeds raised in the IPO and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow us to meet the expenditures required for its activities until a business combination is complete. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the initial business combination. Moreover, we may need to obtain additional financing either to complete the initial business combination or because we become obligated to redeem a significant number of Public Shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Results of Operations

Since the IPO, the Company’s activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenues until the closing and completion of an initial business combination, at the earliest.

For the three months ended September 30, 2024, the Company had net income of $131,457, which was primarily related to $380,258 of dividend and interest income earned in the Trust Account, offset by $174,608 of formation and general and administrative costs and $74,193 of income tax expense. For the three months ended September 30, 2023, we had net income of $278,301, which was primarily related to $736,855 of dividend and interest income earned in the Trust, offset by $309,757 of formation and operating costs and $148,797 of income tax expense.

For the nine months ended September 30, 2024, the Company had net income of $428,715, which was primarily related to $1,875,533 of dividend and interest income earned in the Trust Account, offset by $1,051,053 of formation and general and administrative costs and $395,765 of income tax expense. For the nine months ended September 30, 2023, the Company had a net income of $688,628, which was primarily related to $1,465,180 of dividend and interest income earned in the Trust Account and $134,583 gain related to the change in fair market value of the over-allotment liability, offset by $621,276 of formation and operating costs and $289,859 of income tax expense.

The decrease in income tax expense during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily attributed to the decrease in dividend and interest income earned in the Trust Account due to the redemptions that occurred on June 18, 2024. The increase in income tax expense during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributed to the increase in dividend and interest income earned on the balances in the Trust. Formation and operating costs decreased during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to the decrease in the Company’s accounting and legal expenses. Formation and operating costs increased during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to the increases in accounting and legal expenses. The decrease related to the change in fair value of the over-allotment liability during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was due to the over-allotment option being expired as of April 30, 2023. This resulted in a gain and increased net income during the three and nine months ended September 30, 2023.

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

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 and $90,000 for the three and nine months ended September 30, 2024, respectively. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and nine months ended September 30, 2023, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2024 (unaudited), $152,180 of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the condensed balance sheets.

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

The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital. Subsequent to the IPO date, the Company accretes a portion of the accretion that reflects a redemption in excess of fair value, extension deposits made into the Trust Account and dividend and interest income earned in the Trust Account in excess of income and franchise taxes.

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

On June 18, 2024, the Company’s stockholders redeemed 2,752,307 Class A common stock shares for a total of $30,194,356. The Company evaluated the current status and probability of the excise taxes becoming payable under the guidance in ASC 450, “Contingencies”, and determined that a contingent liability should be calculated and recorded. During the three and nine months ended September 30, 2024, the Company incurred zero and $301,944 excise tax liability related to the June 18, 2024, redemptions. The excise tax liability totaled $301,944 and $0 as of September 30, 2024 (unaudited), and December 31, 2023, respectively.

Related Party Transactions

Founder Shares

In May 2022, the Sponsor paid $25,000, or approximately $0.011 per share, to cover certain offering costs in consideration for 2,156,250 shares of Class B common stock. On May 10, 2022, the Sponsor surrendered 287,500 Founder Shares, for no consideration, resulting in the Sponsor and directors continuing to hold 1,868,750 Founder Shares. On August 26, 2022, the Sponsor transferred 25,000 Founder Shares to each of Rahul Mewawalla and Stephen Markscheid, each of which are members of the Company’s Board of Directors. The awards will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s Board of Directors through the closing of such initial business combination.

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

Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment. The proceeds from the Private Placement of the Private Placement Warrants funded the trust account, IPO issuance costs and the operations prior to the business combination. If the Company does not complete an initial business combination within the Combination Period, the remaining proceeds, after payments from the sale of the Private Placement Warrants, will be included in the liquidating distribution to the public stockholders and the Private Placement Warrants will be worthless.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a business combination, the Company will repay the Working Capital Loans. Up to $2,000,000 of such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the Company’s initial business combination. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

During the three months ended September 30, 2024, the Company received from the Sponsor $421,000 in Working Capital Loans, of which $225,000 was to fund the Second, Third, and Fourth 2024 Monthly Extension. During the nine months ended September 30, 2024, the Company received from the Sponsor $1,528,100 in Working Capital Loans, of which $686,000 was utilized for working capital needs, $542,100 was utilized to fund the Initial Extension and $300,000 was utilized to fund the First 2024 Monthly Extension, Second 2024 Monthly Extension, Third 2024 Monthly Extension and Fourth 2024 Monthly Extension. The Working Capital Loans are to be repaid upon the consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of September 30, 2024 and December 31, 2023, the Company had $1,800,100 and $272,000, respectively, of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying unaudited condensed balance sheets.

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 and $90,000 for the three and nine months ended September 30, 2024, respectively. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and nine months ended September 30, 2023, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2024 (unaudited), $152,180 of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid and are included in Due to Related Party on the condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the Company’s review and approval of cash disbursements.

During the third quarter of 2024, the Company withdrew $464,229 of interest and dividend income earned in the Trust Account (the “Withdrawn Trust Funds”). Such Withdrawn Trust Funds were restricted for payment of the Company’s tax liabilities as provided in the Company’s certificate of incorporation and the terms of the Trust Agreement. During the three months ended September 30, 2024, the Company mistakenly used $110,269 of the Withdrawn Trust Funds for the payments of general operating expenses counter to the terms of the Trust Agreement. As a result of the foregoing, management concluded that the existing control structure failed and that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements.

To address this material weakness management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting.

●	The Company implemented additional controls related to vendor verification.

●	The Company implemented additional reviews of each payment made by several authorized individuals.

●	The Company is in the process of opening a separate bank account to segregate the funds that are restricted as to their use from those that can be utilized for working capital needs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Promissory Note, dated July 16, 2024, issued to ALWA Sponsor, LLC.
10.2*	Promissory Note, dated July 16, 2024, issued to ALWA Sponsor, LLC.
10.3*	Promissory Note, dated August 16, 2024, issued to ALWA Sponsor, LLC.
10.4*	Promissory Note, dated August 16, 2024, issued to ALWA Sponsor, LLC.
10.5*	Promissory Note, dated September 13, 2024, issued to ALWA Sponsor, LLC.
10.6*	Promissory Note, dated September 18, 2024, issued to ALWA Sponsor, LLC.
10.7*	Promissory Note, dated September 27, 2024, issued to ALWA Sponsor, LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of January, 2025.

FOUR LEAF ACQUISITION CORPORATION

By:	/s/ Bala Padmakumar
Name:	Bala Padmakumar
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Coco Kou
Name:	Coco Kou
Title:	Chief Financial Officer
(Principal Financial Officer)