Form 10-K
period 2024-12-31
Four Leaf Acquisition Corp
filed 2025-04-30
CIK 1936255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s Class A common stock, par value $0.001 per share, outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2024, computed by reference to the closing price of the common stock reported on Nasdaq on such date, was approximately $24,724,519.65.

As of April 29, 2025, 2,722,903 Class A Common Stock, par value $0.0001 per share, and 1,355,250 Class B Common Stock, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses in the Internet of Things (“IOT”) industry or adjacent industries;

●	our ability to complete our initial business combination in the IoT industry or adjacent industries;

●	our expectations around the performance of the prospective target business or businesses in the IoT industry or adjacent industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses in the IoT industry or adjacent industries;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	the changes in the marketplace for directors’ and officers’ liability insurance impacting the ease and expense for our negotiation and completion of an initial business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our ability to consummate an initial business combination due to changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies and the application of the 1% U.S. federal excise tax under the IR Act (as defined herein);

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the impact of the material weakness in our internal control over financial reporting and our ability to remediate the material weakness in a timely manner, or at all;

●	the trust account not being subject to claims of third parties; or our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Section 1.A Risk Factors of this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 3,576,900 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), which were purchased by our Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of approximately $3.58 million. Upon the closing of the Initial Public Offering and the Private Placement (including the additional Units sold in connection with the partial exercise of the underwriter’s over-allotment option), $55,836,300 ($10.30 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed into the trust account (the “Trust Account”). The funds in the Trust Account, together with the interests earned thereon, shall not be released to us until the earlier of the completion of our initial business combination and our redemption of the shares of common stock sold in the IPO upon our failure to consummate a business combination within the required period, except for payment of our franchise and income taxes if any. We are not permitted to use the proceeds placed in the trust account and the interests earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due imposed under the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) on any redemptions or stock buybacks by the Company.

With these exceptions, expenses incurred by us may be paid prior to a business combination only from the net proceeds of our IPO not held in the trust account; provided, however, that in order to meet our working capital needs following the consummation of our IPO, if the funds not held in the trust account are insufficient, our insiders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Up to $2,000,000 of such loan may be converted upon consummation of our initial business combination into warrants at a price of $1.00 per warrant. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available. As of the date of this Annual Report, an aggregate of US$$2,195,100 working capital loan have been extended by our Sponsor to us. We originally had until June 22, 2024 (or 15 months from the closing of our Initial Public Offering) to consummate an initial business combination after extending the period of time to consummate a business combination for three additional months on March 19, 2024 (extendable at our Sponsor’s option for another additional three months, or for a total of 18 months). On March 19, 2024, we issued a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $542,100 to our Sponsor. Our Sponsor deposited the funds into the trust account in connection with the first extension. The Extension Note was issued in connection with the decision by our board of directors to exercise the first extension option in accordance with our second amended and restated certificate of incorporation (the “Certificate of Incorporation”) and to extend the date by which we must consummate a business combination transaction from March 22, 2024 to June 22, 2024 (i.e., for a period of time ending 15 months after the consummation of the initial public offering). The Extension Note bears no interest and is repayable in full upon the consummation of an initial business combination. If we do not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that we have funds available to us outside of the trust account.

On June 18, 2024, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s second amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated March 16, 2023, by and between the Company and Continental Stock Transfer & Trust Company effective as of June 18, 2024 to allow the Company to extend the business combination period for up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 (the “Extension”) by depositing into the trust account, for each one-month extension, $75,000 (the “Extension Payment”). In connection with the stockholders’ vote at the special meeting, an aggregate of 2,752,307 shares of the Company’s Class A common stock were tendered for redemption. For each Extension Payment, our Sponsor will deposit the applicable Extension Payment amount into the Trust Account and we will issue an unsecured promissory note (each an “Extension Note”) in the principal amount of the Extension Payment to our Sponsor. Each Extension Note will bear no interest and will be repayable in full upon the consummation of an initial business combination. If we do not consummate an initial business combination, then any Extension Notes will not be repaid and all amounts owed under the Extension Notes will be forgiven except to the extent that we have funds available to us outside of the Trust Account.

As of the date of this Annual Report, eleven Extension Payments have been made and an aggregate of $825,000 have been deposited into the Trust Account. We now have until May 22, 2025 to complete our initial business combination.

If we are unable to complete an initial business combination prior to May 22, 2025 (or prior to June 22, 2025, if we fully extend the period of time to consummate a business combination), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On September 24, 2024, the Company received a letter (the “September Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that, for the last 36 consecutive business days, the Market Value of Listed Securities (“MVLS”) for the Company was below the $35 million minimum MVLS requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). The September Notice is a notification of deficiency, not a notice of imminent delisting, and has no current effect on the listing or trading of the Company’s securities. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until March 24, 2025 (the “Compliance Period”), to regain compliance with the MVLS Rule.

On November 21, 2024, the Company received a letter (the “November Notice”) from the Nasdaq indicating that the Company remains in non-compliance with the timely filing requirement for continued listing under Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic reports with the Securities and Exchange Commission. The November Notice has no immediate effect on the listing or trading of the Company’s common stock. The Company filed the delinquent Form 10-Q on January 15, 2025.

On April 8, 2025, the Company received written notice (the “Delisting Letter”) from Nasdaq informing the Company that it has not regained compliance with Nasdaq Listing Rule 5550(b)(2) for the MVLS within the Compliance Period in accordance with Nasdaq Listing Rule 5810(c)(3)(C). Accordingly, unless the Company requests an appeal of this determination, the Company’s securities will be delisted from The Nasdaq Capital Market, trading of the Company’s Common Stock will be suspended at the opening of business on April 17, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. The Company has requested an appeal to the Nasdaq Hearings Panel (the “Panel”), which stays the suspension of the Company’s securities pending a decision from the Panel at the scheduled hearing.

On April 17, 2025, the Company received another notice from the staff of the Nasdaq Listing Qualifications department of Nasdaq stating that the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), serves a basis for delisting the Company’s securities from Nasdaq. Accordingly, unless the Company timely requests an appeal of this determination, the Company’s securities will be delisted from The Nasdaq Capital Market, trading of the Company’s Common Stock will be suspended and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On April 21, 2025, the Company received another notice from Nasdaq, which notified the Company that its failure to pay certain fees required by Listing Rule 5250(f) serves an additional basis for delisting the Company’s securities from Nasdaq unless the Company appeals this determination.

The Company fully intends to timely appeal such determinations pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision.

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

On December 15, 2024, our former Director and Chief Executive Officer (“CEO”) Mr. Angel Orrantia died unexpectedly. The Board of Directors (“Board”) held a meeting on December 17, 2024, in response to this tragic event to ensure the required and necessary governance and business processes continue without adversely impacting the Company’s strategic direction. The Board appointed Mr. Bala Padmakumar as interim CEO until Four Leaf appoints a permanent new CEO.

Bala Padmakumar, Chairman and Interim Chief Executive Officer

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

Robert de Neve, Chief Strategy Officer

Robert de Neve, our Chief Strategy Officer since 2022, is a skilled executive and investor with broad experience advising companies across the technology industry. Mr. de Neve has over 45 years of experience as an engineer, entrepreneur, executive, lecturer and investor in Silicon Valley. Since 2007, Mr. de Neve has served as the General Partner at NextPhase Ventures, a venture capital, private equity business advisory firm that provides solutions to technology companies. Starting in 2020, Mr. de Neve took on the additional role of Managing Director of Cooperate Strategy & New Ventures at Applied Manufacturing Group, an OEM level, product lifecycle-based company that provides engineering and manufacturing solutions to aerospace, defense, semiconductor, bio-med and automation industries. Mr. de Neve’s previously experience includes Founder & CEO at the accelerator/integrator BriteLab, EVP & General Manager at Brooks-PRI Automation, a semiconductor manufacturer, VP of Operations at robot maker Equipe Technologies, NPI Manager & Engineer at KLA-Tencor, a capital equipment company, Accelerator Technologist at Stanford Linear Accelerator Center, a United States Department of Energy National Laboratory operated by Stanford University, and a instructor/mentor at Draper University, Carnegie-Mellon, Thiel Foundation and UCSC. Robert is a six-time honoree of the INC. Fast 500 and a seven-time honoree of SVBJ’s Fast 50 achieving a #1 win in 1996. He currently sits on the Board of Directors of Evolve Manufacturing Technologies Inc., Anybots Inc, Embolx Inc., Mettle Machine Inc. and Applied Manufacturing Group. and the Industrial Advisory Board of the US Department of Commerce’s Advanced Manufacturing Technology Work Force Development Initiative. Mr. de Neve has executive management experience supporting two significant exits valued at over $700 million, a $240 million sale of Equipe to PRI, and a $475 million sale of PRI to Brooks. He is currently engaged in a series of academic research projects in Advanced Business and Productization Systems and is a graduate of the Project & Program Management Certificate Program at UC Santa Cruz and the Contemporary Optics & Lens Design Certificate Program at University of Rochester. Robert also studied Laster Technology at San Jose City College and Electronics Engineering Technology at Cogswell Polytechnic College.

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

Directorships of listed companies in the past five years: Current — JinkoSolar Holdings Co. Ltd. (since 2009); Four Leaf Acquisition Corporation (since 2023); Richtech Robotics Inc. (since 2023); ConnectM Corporation (since 2024), Charlton Aria Acquisition Corporation (since 2024); Aifeex Nexus Acquisition Corporation (since 2024) Former — Fanhua Inc. (2007-2024), Cenntro Inc. (2023-2024), TKK Symphony Acquisition Corporation (2018-2022); Akso Health Group (2017-2022), Monterey Capital Acquisition Corporation (2022-2024); Tristar Acquisition Corp. (2023-2024).

Rahul Mewawalla, Director

Rahul Mewawalla has been a member of our board of directors since 2022. Mr. Mewawalla is a technology, digital, product, and business leader with extensive strategic and operational leadership expertise across technology, internet, artificial intelligence, computing, telecom, financial services, and digital markets. He has held several executive leadership roles, and currently serves as Chief Executive Officer and President of Mawson Infrastructure Group Inc. (NASDAQ: MIGI), a technology and digital infrastructure company, and previously served as Chief Executive Officer and President of Xpanse Inc., a technology, software and fintech company and as Chief Digital Officer and Executive Vice President, Platforms and Technology Businesses at Freedom Mortgage Corporation, a national financial services company from 2020 to 2021, as Chief Executive Officer and President at Zenplace Inc., a technology platforms and software company from 2014 to 2020, as Vice President at Nokia Corporation (NYSE: NOK), a global technology and telecom company from 2010 to 2012, as Vice President at General Electric Company (NYSE: GE)’s NBCUniversal, a global digital platforms, media, and diversified company from 2008 to 2010, and as Senior Director at Yahoo! Inc. (formerly NASDAQ: YHOO), a global internet and technology company from 2005 to 2008. In addition to his executive leadership roles, Mr. Mewawalla also serves and has previously served as a board director with several NASDAQ-listed public companies. He previously served as a board director at SOS Children’s Villages USA, a philanthropic organization. Mr. Mewawalla has also served as Senior Advisor to the San Francisco Mayor’s Office on Innovation, as an Advisor to Stanford University’s Persuasive Technology Lab, and as Committee Chair of the VC TaskForce SIG on Systems and Services. Mr. Mewawalla earned a BBS from the University of Delhi and an MBA from the Kellogg School of Management at Northwestern University.

Directorships of listed companies in the past five years: Current – Phunware, Inc. (NASDAQ: PHUN), as a director as well as a member of the Nominating and Governance Committee, Chair of the Audit Committee and an Audit Committee Financial Expert, as a member of Compensation Committee, of which he was previously Chair, and as the Chairman of the Board of Directors (director since 2021); Mawson Infrastructure Group (NASDAQ: MIGI) (director since 2023); Rocky Mountain Chocolate Factory (NASDAQ: RMCF) and as a member of the Audit Committee and Nominating and Governance Committee, Chair of the Compensation Committee, and Chairman of the Board of Directors (2021).

Merger Agreement

On December 17, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Four Leaf, Xiaoyu Dida Interconnect International Limited, an exempted company incorporated in the Cayman Islands with limited liability (“Xiaoyu Dida”), Xiaoyu Dida Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Xiaoyu Dida (“Merger Sub 1”), and Xiaoyu Dida (USA) Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Xiaoyu Dida (“Merger Sub 2”). Upon the closing of the transactions contemplated by the Merger Agreement, (i) Merger Sub 1, will be merged with and into Four Leaf (“Merger 1”), with Four Leaf being the surviving company and becoming a wholly-owned subsidiary of Xiaoyu Dida. Four Leaf, in its capacity as the surviving entity of Merger 1, is referred to for the periods from and after Merger 1 as the “Merger 1 Surviving Corporation”); and (ii) immediately following the consummation of Merger 1, the Merger 1 Surviving Corporation will be merged with and into Merger Sub 2 (“Merger 2” and, collectively with Merger 1, the “Mergers”), with Merger Sub 2 being the surviving company and becoming a wholly-owned subsidiary of Xiaoyu Dida (Merger Sub 2, in its capacity as the surviving entity of Merger 2, is referred to for the periods from and after Merger 2 as the “Merger 2 Surviving Corporation”).

At a meeting of the Board of Directors of Four Leaf (the “Board”) held on December 17, 2024, the Board: (a) determined that (x) the Merger Agreement, Merger 1, Merger 2 and the other Transactions (as defined in the Merger Agreement) are fair and advisable to, and in the best interests of, Four Leaf and its stockholders, and (y) the Transactions constitute a “Business Combination” as such term is defined in the Four Leaf Charter (as defined below); (b) (i) approved and declared advisable the Merger Agreement and the execution, delivery and performance thereof, Merger 1, Merger 2 and the other Transactions, and (ii) approved and declared advisable the Merger 1 Certificate of Merger (as defined in the Merger Agreement), the Merger 2 Certificate of Merger (as defined in the Merger Agreement), the Sponsor Support Agreement (as defined below), the Registration Rights Agreement (as defined below), the Warrant Assumption Agreement (as defined below), and each other Additional Agreement (as defined in the Merger Agreement) to which Four Leaf is a party and the execution, delivery and performance thereof; (c) resolved to recommend the adoption of the Merger Agreement, the Merger 1 Certificate of Merger and the Merger 2 Certificate of Merger by the stockholders of Four Leaf; and (d) directed that the Merger Agreement, the Merger 1 Certificate of Merger and the Merger 2 Certificate of Merger be submitted to the stockholders of Four Leaf for their approval at special stockholders meeting to be called and held for such purpose (the “Four Leaf Special Meeting”).

Treatment of Four Leaf Securities

Four Leaf Stock. Immediately prior to the Merger 1 Effective Time (as defined in the Merger Agreement): (i) each share of Four Leaf’s Class B common stock, par value $0.0001 (the “Class B Common Stock”) shall be automatically converted into one share of Four Leaf’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”, together with the Class B Common Stock, the “Common Stock”) in accordance with the terms of the Four Leaf’s second amended and restated certificate of incorporation (the “Four Leaf Charter”) (such automatic conversion, the “Four Leaf Class B Conversion”) and each share of Four Leaf Class B Common Stock shall no longer be outstanding and shall automatically be canceled, and each former holder of Four Leaf Class B Common Stock shall thereafter cease to have any rights with respect to such shares; and (ii) each Four Leaf unit (the “Four Leaf Units”), which consists of one share of Class A Common Stock and one redeemable warrant issued by Four Leaf to purchase shares of Four Leaf Class A Common Stock at a price of $11.50 per whole share (the “Four Leaf Warrants”) outstanding immediately prior to the Merger 1 Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one share of Class A Common Stock and one Four Leaf Warrant in accordance with the terms of the applicable Four Leaf Units (the “Unit Separation”).

Immediately after giving effect to the Unit Separation and the Four Leaf Class B Conversion, at the Merger 1 Effective Time, each share of Four Leaf Class A Common Stock issued and outstanding immediately prior to the Merger 1 Effective Time (other than any shares of Four Leaf Class A Common Stock held by Four Leaf as treasury stock and any shares of Four Leaf Class A Common Stock subject to redemption (the “Four Leaf Redeeming Shares”)) shall automatically be cancelled in exchange for the right to receive, upon delivery of the applicable letter of transmittal (if any), one Class A ordinary share, par value of $0.00005 per share, of Xiaoyu Dida (the “Xiaoyu Dida Class A Ordinary Shares”) (the “Merger Consideration”).

Four Leaf Warrants. At the Merger 1 Effective Time, each Four Leaf Warrant outstanding immediately prior to the Merger 1 Effective Time shall cease to be a warrant with respect to Four Leaf Class A Common Stock and shall be assumed by Xiaoyu Dida and converted into a warrant to purchase one Xiaoyu Dida Class A Ordinary Share (each, a “Xiaoyu Dida Warrant”) pursuant to the terms of a warrant assignment, assumption and amendment agreement to be entered into between Four Leaf, Xiaoyu Dida and Continental Stock Transfer & Trust Company (“CST”) (the “Warrant Assumption Agreement”). Each Xiaoyu Dida Warrant shall continue to have and be subject to substantially the same terms as were applicable to such Four Leaf Warrant in effect immediately prior to the Merger 1 Effective Time under the terms of that certain Warrant Agreement, dated March 16, 2023, by and between Four Leaf and CST, as warrant agent (including any repurchase rights and cashless exercise provisions). At or prior to the Merger 1 Effective Time, Xiaoyu Dida shall take all corporate action necessary to reserve for future issuance, and shall maintain such reservation for so long as any of the Xiaoyu Dida Warrants remain outstanding, a sufficient number of Xiaoyu Dida Class A Ordinary Shares for delivery upon the exercise of Xiaoyu Dida Warrants after the Merger 1 Effective Time.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things; (a) entity organization, good standing and qualification; (b) capital structure; (c) authorization to enter into the Merger Agreement; (d) compliance with laws and permits; (e) financial statements and internal controls; (f) absence of certain changes and undisclosed liabilities; (g) litigation; (h) labor and employee matters; (i) environmental matters; (j) tax matters; (k) real and personal property; (l) intellectual property; (m) insurance: (n) material contracts; (o) brokers and finders; (p) trade compliance; and (q) transactions with affiliates.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Mergers and efforts to satisfy conditions to consummation of the Mergers. The Merger Agreement also contains additional covenants of the parties, including, among others, covenants providing for Four Leaf and Xiaoyu Dida to use reasonable best efforts to cooperate in the preparation of the Registration Statement and Proxy Statement/Prospectus (as each such term is defined in the Merger Agreement) required to be filed in connection with the Mergers and to obtain all requisite approvals of their respective stockholders including, in the case of Four Leaf, approvals of the Merger Agreement and the Mergers, and the third amended and restated certificate of incorporation. Four Leaf has also agreed to include in the Proxy Statement/Prospectus the recommendation of the Board that stockholders approve all of the proposals to be presented at the special meeting.

Non-Solicitation Restrictions

Each of Four Leaf and Xiaoyu Dida has agreed that from the date of the Merger Agreement to the date of the closing (the “Closing” or “Closing Date”) or, if earlier, the termination of the Merger Agreement in accordance with its terms, it will not, and it will cause its representatives not to, solicit or initiate any negotiations with any party, or provide non-public information or data concerning it or its subsidiaries to any party relating to an Alternative Transaction or Alternative Proposal (as such terms are defined in the Merger Agreement), or enter into any agreement relating to such a proposal.

Conditions to Closing

The consummation of the Closing is conditioned upon, among other things: (i) receipt of Four Leaf stockholder approval and Xiaoyu Dida shareholder approval; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other applicable anti-trust Laws; (iii) no provisions of any applicable Law and no Order (each as defined in the Merger Agreement) shall prohibit or prevent the consummation of the Closing; (iv) all consents, approvals and actions of, filings with and notices to any Governmental Authority required to consummate the transactions, including without limitation, the CSRC Filing Notice (as defined in the Merger Agreement), shall have been made or obtained; (v) the effectiveness of the Registration Statement under the Securities Act of 1933, as amended (the “Securities Act”); (vi) Four Leaf having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)); (vii) the common stock of Xiaoyu Dida to be issued pursuant to the Merger Agreement being listed or having been conditionally approved for listing on Nasdaq, subject to official notice of issuance; (viii) solely with respect to Four Leaf (A) the representations and warranties of Xiaoyu Dida being true and correct to applicable standards in the Merger Agreement and each of the covenants of Xiaoyu Dida having been performed or complied with in all material respects, and (B) since the date of the Merger Agreement there not having been a material adverse effect on Xiaoyu Dida that is continuing; and (ix) solely with respect to Xiaoyu Dida, (A) the representations and warranties of Four Leaf being true and correct to applicable standards in the Merger Agreement and each of the covenants of Four Leaf having been performed or complied with in all material respects, (B) since the date of the Merger Agreement there not having been a material adverse effect on Four Leaf that is continuing, and (C) the resignations of certain directors and executive officers of Four Leaf. The Merger Agreement does not include a minimum cash condition. The Merger Agreement does not contain a requirement that Four Leaf and Xiaoyu Dida seek PIPE or similar additional financing prior to Closing.

Termination

The Merger Agreement may be terminated at any time prior to the Effective Time as follows:

(i)	by mutual written consent of Four Leaf and Xiaoyu Dida;

(ii)	by either Four Leaf or Xiaoyu Dida if the Closing is not consummated on or before December 31, 2025 (the “Outside Date”), provided that the failure to consummate the Closing by the Outside Date is not due to a breach of or failure to perform any of the representations, warranties, covenants or agreements set forth in the Merger Agreement by the party seeking to terminate;

(iii)	by either Four Leaf or Xiaoyu Dida if the other party has breached any of its covenants or representations and warranties such that closing conditions would not be satisfied at the Closing (subject to a 20-day cure period for breaches that are curable), provided that such right to terminate will not be available to either party if it is then in material breach of any representation, warranty, covenant or obligation set forth in the Merger Agreement, which breach has not been cured;

(iv)	by either Four Leaf or Xiaoyu Dida if any Order (as defined in the Merger Agreement) having the effect of prohibiting or preventing the consummation of the Closing shall be in effect and shall have become final and non-appealable; provided, however, that the right to terminate this shall not be available to a party if such Order was due to such party’s breach of or failure to perform any of its representations, warranties, covenants or agreements set forth in the Merger Agreement;

(v)	by either Four Leaf or Xiaoyu Dida if the CSRC Filing Notice has not been obtained by the Outside Date;

(vi)	by either Four Leaf or Xiaoyu Dida if Four Leaf stockholder approval shall not have been obtained by reason of the failure to obtain the required vote upon a vote held at the special meeting or any adjournment or postponement thereof; or

(vii)	by Four Leaf if Xiaoyu Dida shareholder approval shall not have been obtained by reason of the failure to obtain the required vote at the general meeting duly convened therefor or at any adjournment or postponement thereof.

The Merger Agreement and other agreements described below have been included to provide investors with information regarding their respective terms. They are not intended to provide any other factual information about Four Leaf, Xiaoyu Dida or the other parties thereto. In particular, the assertions embodied in the representations and warranties in the Merger Agreement were made as of a specified date, are modified or qualified by information in one or more confidential disclosure schedules prepared in connection with the execution and delivery of the Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about Four Leaf, Xiaoyu Dida or the other parties thereto at the time they were made or otherwise and should only be read in conjunction with the other information that Four Leaf makes publicly available in reports, statements and other documents filed with the SEC. Four Leaf and Xiaoyu Dida investors and security holders are not third-party beneficiaries under the Merger Agreement.

Certain Related Agreements

Sponsor Support Agreement. In connection with the execution of the Merger Agreement, ALWA Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and certain holders of Class B Common Stock, entered into a sponsor support agreement (the “Sponsor Support Agreement”) with Four Leaf and Xiaoyu Dida, pursuant to which the Sponsor and such holders of Class B Common Stock agreed, among other things, (a) to vote all shares of Common Stock beneficially owned by them in favor of the Mergers and other Transactions; (b) to waive any rights to adjustment or other anti-dilution rights in respect of the Class B Common Stock under the Four Leaf Charter; (c) to appear at the Four Leaf Special Meeting for purposes of constituting a quorum; (d) to vote against any proposals that would reasonably be expected to impede the Mergers or any of the Transactions; (e) not to redeem any Sponsor Shares (as defined in the Sponsor Support Agreement); (f) not to transfer any Sponsor Shares, subject to certain exceptions; and (g) to irrevocably waive dissenters’ rights, if any, under the DGCL and any other similar statute in respect to all Sponsor Shares with respect to the Transactions.

Shareholder Support Agreement. In connection with the execution of the Merger Agreement, Four Leaf entered into a shareholder support agreement and deed (the “Shareholder Support Agreement”) with Xiaoyu Dida and all of the existing shareholders of Xiaoyu Dida (the “Xiaoyu Dida Shareholders”), pursuant to which Xiaoyu Dida Shareholders agreed, among other things, (a) to vote in favor of the Transactions; (b) to appear at the Xiaoyu Dida shareholders’ meeting in person or by proxy for purposes of counting towards a quorum; and (c) to vote against any proposals that would be reasonably likely to in any material respect impede the Mergers or any of the Transactions.

Amended and Restated Registration Rights Agreement. In connection with the Closing, Four Leaf, the Sponsor, certain existing stockholders of Four Leaf who will receive Xiaoyu Dida Class A Ordinary Shares pursuant to the Merger Agreement and certain shareholders of Xiaoyu Dida will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”) mutually agreeable to Four Leaf and Xiaoyu Dida and in substantially the form attached to the Merger Agreement, which will become effective as of the Closing, pursuant to which, among other things, (a) Xiaoyu Dida will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and the Sponsor and certain shareholders of Xiaoyu Dida will be granted customary demand and piggyback registration rights; and (b) certain shareholders of Xiaoyu Dida will agree not to transfer certain Xiaoyu Dida shares held by such shareholder, for a period after the Closing specified therein, subject to certain exceptions.

Warrant Assignment, Assumption and Amendment Agreement. In connection with the Closing, Four Leaf, Xiaoyu Dida and Four Leaf’s transfer agent will enter into the Warrant Assumption Agreement, pursuant to which, among other things, Four Leaf will assign all of its rights, interests and obligations in the Warrant Agreement to Xiaoyu Dida, and the Warrant Agreement will be amended to change all references to Four Leaf to Xiaoyu Dida and so that each warrant will represent the right to receive one whole Xiaoyu Dida Class A Ordinary Share.

The foregoing descriptions of agreements and the transactions and documents contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, Sponsor Support Agreement, Shareholder Support Agreement, the form of Registration Rights Agreement and the form of Warrant Assumption Agreement, copies of each of which are filed with this Current Report on Form 8-K as Exhibit 2.1, Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4, and the terms of which are incorporated by reference herein.

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

Selection of a target business and structuring of our initial business combination

●	Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Size: We intend to focus on companies that alone, or through a strategic combination with another company, have an enterprise valuation between $200 million and $300 million. We believe at this scale we can most effectively apply the experience and resources of the management team to accelerate growth and enhance profitability.

●	Location: We are searching for attractive target acquisition opportunities globally, with particular emphasis on companies in Asia and North America.

●	Focus: We plan to target companies in the Consumer IoT and consumer facing Industrial IoT sectors globally. Within those broader sectors, we will concentrate on companies that are aligned to the secular trends of automation, digitization, and broader technology adoption and positioned for strong growth that can be enhanced through partnership with our management team.

●	Management Capability: We plan to target companies with strong management teams that are capable of scaling to operate successfully on a global basis as a public company. Our management team is committed to providing support, guidance and, where necessary, additional management talent to assist the target company in executing its value creation strategy and achieving its vision.

●	Differentiation: We are looking for potential acquisitions that have powerful competitive advantages, strong innovation capabilities and an adaptive management team committed to a positive culture grounded in strong values, including the importance of diversity and inclusion and serving the interests of a broader set of stakeholders.

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

On June 18, 2024, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s second amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated March 16, 2023, by and between the Company and Continental Stock Transfer & Trust Company effective as of June 18, 2024 to allow the Company to extend the business combination period for up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 (the “Extension”) by depositing into the trust account, for each one-month extension, $75,000 (the “Extension Payment”). In connection with the stockholders’ vote at the special meeting, an aggregate of 2,752,307 shares of the Company’s Class A common stock were tendered for redemption. For each Extension Payment, our Sponsor will deposit the applicable Extension Payment amount into the Trust Account and we will issue an unsecured promissory note (each an “Extension Note”) in the principal amount of the Extension Payment to our Sponsor. Each Extension Note will bear no interest and will be repayable in full upon the consummation of an initial business combination. If we do not consummate an initial business combination, then any Extension Notes will not be repaid and all amounts owed under the Extension Notes will be forgiven except to the extent that we have funds available to us outside of the Trust Account.

As of the date of this Annual Report, ten Extension Payments have been made and an aggregate of $750,000 have been deposited into the Trust Account. We now have until Aprill 22, 2025 to compete our initial business combination.

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

Item 1A. RISK FACTORS

SUMMARY RISK FACTORS

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth below. Such risks include, but are not limited to:

●	we are a newly formed company with no operating history and no revenues;

●	our ability to continue as a “going concern”;

●	we may not be able to complete our initial business combination within the prescribed time frame;

●	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances;

●	our ability to extend the time period within which to complete our initial business combination to June 22, 2025 without first seeking stockholder approval;

●	our stockholders may be held liable for claims by third parties against us;

●	if third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.25 per share;

●	subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

●	conflicts of interest of our Sponsor, officers and directors;

●	we may have a limited ability to assess the management of a prospective target business;

●	our public stockholders may not be afforded an opportunity to vote on our proposed business combination;

●	the absence of a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree;

●	we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you;

●	we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least a majority of the then outstanding Public Warrants;

●	our competitors have advantages over us in seeking business combinations;

●	we may be unable to obtain additional financing;

●	our warrants may have an adverse effect on the market price of our common stock;

●	we may issue additional equity and/or debt securities to complete our initial business combination;

●	our Sponsor controls a substantial interest in us;

Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in the People’s Republic of China

We may also be subject to additional risks if we enter into a business combination a target business based in or primarily operating in the People’s Republic of China (the “PRC”), including, but not limited to, the following:

●	The Chinese government may seek to exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our search for a target company or completion of our initial business combination at any time, which could result in a material change in our operations and/or the value of our securities;

●	Stockholders may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in the PRC against us or our management based on laws of jurisdictions other than the PRC;

●	We will not conduct an initial business combination with any target company that conducts operations through a variable interest entity (“VIE”), which may limit the pool of acquisition candidates we may acquire in the PRC and make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC;

●	The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”) and certain other PRC regulations establish complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue a business combination with a PRC-based business;

●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC;

●	The PRC’s economic, political and social conditions, as well as sudden or unexpected changes in any government policies, laws and regulations, could have a material adverse effect on our business or business combination. Specifically, the PRC government may intervene or influence our search for a target company for an initial business combination at any time, which could result in a material change in our operations and/or the value of the securities we are registering for sale;

●	In the event we successfully consummate a business combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following the consummation of our initial business combination;

●	PRC governmental control of currency conversion may limit the ability of our operating companies in the PRC to utilize their revenues effectively and may affect the value of your investment.

●	The PRC government may exert substantial interventions and influences on our combined company’s operations at any time. Any new policies, regulations, rules, actions or laws by the PRC government may subject our combined company to material changes in operations, may cause the value of our securities to significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

●	The China Securities Regulatory Commission (the “CSRC”) and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in PRC-based issuers. It is possible that we may need to obtain approvals or permissions from the CSRC or another PRC regulatory body if we undertake a business combination with a PRC-based entity. As a result, we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities, or even could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

At December 31, 2024, we had cash of $28,407 and a working capital deficit of $3,334,790, which excludes current liabilities associated with franchise and income taxes. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate an initial business combination or our inability to continue as a going concern.

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

Pursuant to the letter agreement, our Initial Stockholders have agreed to vote any Founder Shares held by them, as well as any public shares purchased after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination, subject to certain restrictions. As a result, in addition to our Founder Shares, we would need only 683,827, or 25.1% of the 2,722,903 Class A Common Stock (including public shares sold in the Initial Public Offering and the Representative Shares) to be voted in favor of a transaction in order to have our initial business combination approved assuming all outstanding shares are voted; and we would not need any of the Class A Common Stock to be voted in favor of a transaction in order to have our initial business combination approved assuming only the minimum number of shares representing a quorum are voted. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

In the event that we decide to further extent the period of time to consummate an initial business combination for up to additional two (2) times for one (1) month each time to June 22, 2025, investors will have no voting rights and no redemption rights in connection with such extensions.

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

On June 18, 2024, the Company held a special meeting of stockholders, at which the Company’s stockholders approved (i) an amendment to the Company’s second amended and restated certificate of incorporation (the “Extension Amendment”) and (ii) an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated March 16, 2023, by and between the Company and Continental Stock Transfer & Trust Company effective as of June 18, 2024 to allow the Company to extend the business combination period for up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 (the “Extension”) by depositing into the trust account, for each one-month extension, $75,000 (the “Extension Payment”). In connection with the stockholders’ vote at the special meeting, an aggregate of 2,752,307 shares of the Company’s Class A common stock were tendered for redemption. For each Extension Payment, our Sponsor will deposit the applicable Extension Payment amount into the Trust Account and we will issue an unsecured promissory note (each an “Extension Note”) in the principal amount of the Extension Payment to our Sponsor. Each Extension Note will bear no interest and will be repayable in full upon the consummation of an initial business combination. If we do not consummate an initial business combination, then any Extension Notes will not be repaid and all amounts owed under the Extension Notes will be forgiven except to the extent that we have funds available to us outside of the Trust Account.

As of the date of this Annual Report, eleven Extension Payments have been made and an aggregate of $825,000 have been deposited into the Trust Account. We now have until May 22, 2025 to compete our initial business combination.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by Aprill 22, 2025 (or June 22, 2025 if we fully extend the period of time to consummate a business combination). Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.40 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination by Aprill 22, 2025 (or June 22, 2025 if we fully extend the period of time to consummate a business combination). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $11.25 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.25 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.25 per share” and other risk factors herein.

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

The purpose of any such purchases of public shares could be to increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition for the initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our public shares may result in the completion of the business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements. In addition, to the extent that our Sponsor or its affiliates purchase any public shares as contemplated above, we will file a Current Report on Form 8-K prior to the special meeting that will disclose:

●	the amount of such public shares purchased by our Sponsor or its affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor or its affiliates;

●	the impact, if any, of the purchases by our Sponsor or its affiliates on the likelihood that the initial business combination will be approved;

●	the identities of our security holders who sold to our Sponsor or its affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor or its affiliates; and the number of public shares for which we have received redemption requests in connection with the business combination.

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

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate through May 22, 2025 (or June 22, 2025 if we fully extend the period of time to consummate a business combination), we may be unable to complete our initial business combination, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account available on redemption, or less than such amount in certain circumstances, and our warrants will expire worthless.

At the closing of the Initial Public Offering and the Private Placement, we originally had $974,028 available to us outside the trust account. As of December 31, 2024, we had $28,407 in cash and we have had to borrow an aggregate of $2,195,100 from our Sponsor in order to continue funding working capital requirements and our search for a target business. If we are required to seek even more additional capital, we would need to borrow funds from our Sponsor, members of our management team or an affiliate thereof or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may receive only their pro rata portion of the funds in the trust account available on redemption, or less than such amount in certain circumstances, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $11.25 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Adeptus Partners, LLC (“Adeptus”), our independent registered accounting firm, would not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $11.25 per share currently held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which was filed as an exhibit to the registration statement in connection with our Initial Public Offering, our Sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of: (i) $11.25 per public share; and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $11.25 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (i) $11.25 per share; and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $11.25 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $11.25 per share.

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

If we are unable to complete an initial business combination prior to May 22, 2025 (or prior to June 22, 2025, if we fully extend the period of time to consummate a business combination), our public stockholders may be forced to wait beyond such time frame before redemption from our trust account.

If we are unable to complete an initial business combination prior to May 22, 2025 (or prior to June 22, 2025, if we fully extend the period of time to consummate a business combination) we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the trust account shall be effected automatically by function of our Certificate of Incorporation prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond May 22, (or June 22, 2025, if we fully extend the period of time to consummate a business combination), before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our Certificate of Incorporation and then only in cases where investors have properly sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our Certificate of Incorporation prior thereto.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 22, 2025 (or prior to June 22, 2025, if we fully extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by May 22, 2025, or if fully extend the period of time to consummate a business combination, by June 22, 2025, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.25 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the allotted time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following May 22, 2025 (or June 22, 2025, if we fully extend the period of time to consummate a business combination) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 22, 2025 (or June 22, 2025, if we fully extend the period of time to consummate a business combination), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Moreover, the process and time required for CFIUS to conduct its review and any remedy imposed by CFIUS could be lengthy and may prevent us from completing our initial business combination within the requisite time period. Following our determination to exercise the first extension option, we must complete our initial business combination by May 22, 2025 (or June 22, 2025, if we fully extend the period of time to consummate a business combination). Consequently, since we only have a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.40 per share and our warrants will expire worthless. Furthermore, our stockholders would miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, in the event of liquidation, our warrants will expire worthless.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.25 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.25 per share on the redemption of their shares.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our Certificate of Incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). The price at which we issue any shares may be lower than the price you paid for the units in the Initial Public Offering or at a price lower than the trading price of our Class A common stock at the time we commit to such issuance or at the closing of the business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Certificate of Incorporation. However, our Certificate of Incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to: (i) receive funds from the trust account; or (ii) vote on any initial business combination. These provisions of our Certificate of Incorporation, like all provisions of our Certificate of Incorporation, may be amended with the approval of our stockholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to May 22, 2025 (or prior to June 22, 2025, if we fully extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.25 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.25 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.25 per share on the redemption of their shares.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Certificate of Incorporation requires the approval of holders of at least 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the Public Warrants (which may include Public Warrants acquired by our Sponsor or its affiliates in the open market). In addition, our Certificate of Incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 22, 2025 (or June 22, 2025, if we fully extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

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

Our Certificate of Incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Private Placement Warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our Certificate of Incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our Certificate of Incorporation. Our initial stockholders, who collectively beneficially own approximately 33.2% of our common stock, may participate in any vote to amend our Certificate of Incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Certificate of Incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Certificate of Incorporation.

Our Initial Stockholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Certificate of Incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 22, 2025 (or June 22, 2025, if we fully extend the period of time to consummate a business combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may be required to seek additional financing to complete an initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.25 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $11.25 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing approximately 33.2% of our issued and outstanding shares of common stock (not including the shares of Class A common stock underlying the Private Placement Warrants). Accordingly, as a result of their substantial ownership, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Certificate of Incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, holders of our Founder Shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time; provided, however, that with respect to the election of directors in connection with a meeting of the stockholders of the company in which a business combination is submitted to our stockholders for approval, holders of the Class A common stock and holders of the Class B common stock, voting together as a single class, shall have the exclusive right to vote for the election of directors. These provisions of our Certificate of Incorporation may only be amended if approved by a majority of the Class B common stock then outstanding. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

As of December 31, 2024, we had cash in the Trust Account of $30,124,557 assuming no redemptions and before future payment of $1,897,350 of deferred underwriting fees, before any franchise and income taxes, and before fees and expenses associated with our initial business combination. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 22, 2025 (or June 22, 2025, if we fully extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination prior to May 22, 2025 (or June 22, 2025, if we fully extend the period of time to consummate a business combination). In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $11.25 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $11.25 per share.

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

Risks Associated with Acquiring and Operating a Target Business with its Primary Operations in the PRC

As set forth herein, we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, although we intend to focus our search for a target business on companies in the IoT space or adjacent spaces. “IoT” refers to the “Internet of Things,” that is, physical objects (or groups of objects) with sensors, processing ability, software, and other technologies that connect and exchange data with other devices and systems over the Internet or other communications networks, sometimes called “smart devices.” We will also consider adjacent spaces such as devices, components or software that are used in IoT applications. We intend to target companies in both developing markets (e.g., China and India), and the developed markets (e.g., United States and Europe). We affirmatively exclude as an initial business combination target any company of which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2022 and any target company with China operations consolidated through a VIE structure. Accordingly, in addition to the risk factors referred above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having its primary operations in the PRC.

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

Though we currently do not have any PRC subsidiary or PRC operations and a majority of our management are located outside the PRC, we may pursue a business combination with a company doing business in the PRC (excluding any target company whose financial statements are audited by an accounting firm that PCAOB is unable to inspect for two consecutive years beginning in 2022 and any target company that consolidates financial results of PRC operating entities through a VIE structure in the PRC instead of direct holdings). Notwithstanding the foregoing, the PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership. If we decide to acquire a PRC-based company, our combined company’s ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to securities, taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

Though we affirmatively exclude as an initial business combination target any company of which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2022, we cannot assure you that certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete a business combination with certain companies, particularly those target companies in the PRC.

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

Our financial statements are currently audited by Adeptus Partners, LLC, which is subject to inspection by the PCAOB and as a result, we affirmatively exclude any target of which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2022 and thus, we may not be able to consummate a business combination with a favored target business due to these laws.

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

Our independent accountant, Adeptus Partners, LLC, is a U.S. accounting firm based in New Jersey and is subject to regular inspection by the PCAOB. Adeptus Partners, LLC is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a special purpose acquisition company, our current business activities only involve searching for targets and consummation of an initial business combination following the completion of our Initial Public Offering. Adeptus Partners, LLC has access to our books and records which are currently and will be maintained by in the U.S. prior to the consummation of an initial business combination. In addition, we affirmatively exclude any target company of which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2022 at the time of our initial business combination.

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

Item 3. LEGAL PROCEEDINGS

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

Stockholders

As of March 27, 2025, we had 2,722,903 outstanding shares of Class A Common Stock, 1,355,250 outstanding shares of Class B Common Stock, 4 holders of record of our Class A Common Stock and 3 holders of record of our Class B Common Stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2024.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Four Leaf Acquisition Corporation, a Delaware Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On December 17, 2024, the Company entered into the Merger Agreement with Xiaoyu Dida Interconnect International Limited, a Cayman Islands exempted company (“Xiaoyu Dida”), Xiaoyu Dida Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Xiaoyu Dida (“Merger Sub 1”), and Xiaoyu Dida (USA) Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Xiaoyu Dida (“Merger Sub 2”). Upon the closing of the transactions contemplated by the Merger Agreement, (i) Merger Sub 1, will be merged with and into the Company (“Merger 1”), with the Company being the surviving company and becoming a wholly-owned subsidiary of Xiaoyu Dida; and (ii) immediately following the consummation of Merger 1, the Merger 1 Surviving Corporation will be merged with and into Merger Sub 2 (“Merger 2” and, collectively with Merger 1, the “Mergers”), with Merger Sub 2 being the surviving company and becoming a wholly-owned subsidiary of Xiaoyu Dida.

The below description of the Merger Agreement and the transactions contemplated thereby is not complete and is subject to and qualified in its entirety by reference to the actual Merger Agreement, a copy of which is filed with the Current Report on Form 8-K filed on December 19, 2024, as Exhibit 2.1.

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

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Effective Time as follows:

(i)	by mutual written consent of the Company and Xiaoyu Dida;

(ii)	by either the Company or Xiaoyu Dida if the Closing is not consummated on or before December 31, 2025 (the “Outside Date”), provided that the failure to consummate the Closing by the Outside Date is not due to a material breach by the party seeking to terminate and which such breach is the proximate cause for the conditions to close not being satisfied;

(iii)	by either the Company or Xiaoyu Dida if the other party has breached any of its covenants or representations and warranties such that closing conditions would not be satisfied at the Closing (subject to a 30-days cure period for breaches that are curable), provided that such right to terminate will not be available to either party if it has breached in any material respect its obligations set forth in the Merger Agreement;

(iv)	by either the Company or Xiaoyu Dida if any Order (as defined in the Merger Agreement) having the effect of prohibiting or preventing the consummation of the Closing shall be in effect and shall have become final and non-appealable; provided, however, that the right to terminate this shall not be available to a party if such Order was due to such party’s breach of or failure to perform any of its representations, warranties, covenants or agreements set forth in the Merger Agreement;

(v)	by either the Company or Xiaoyu Dida if the CSRC Filing Notice has not been obtained by the Outside Date;

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

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its third amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a business combination.

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

The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a business combination by May 22, 2025 (or June 22, 2025 if the additional extensions options are exercised by the Company) unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable up to the interest income from the Trust Account, divided by the number of then outstanding public shares.

Initial Extension of Period to Complete Initial Business Combination

On March 19, 2024, the Company extended the period of which it is able to consummate an initial business combination by a period of three months, or until June 22, 2024 (the “Initial Extension”). In connection with the Initial Extension, the Company’s sponsor deposited an aggregate of $542,100 into the Company’s Trust Account, in return for a convertible note (the “Extension Note”), included in the convertible note – related party balance as of December 31, 2024 (see Note 5). If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that there are funds available to the Company outside of the Trust Account. The Initial Extension was the first of the two three-month Extensions permitted under the Company’s governing documents.

2024 Special Meeting of the Stockholders

On June 18, 2024, the Company convened a special meeting of stockholders (the “2024 Special Meeting”), at which the Company’s stockholders approved the amendment to the Company’s Charter to provide the Company’s board of directors with the right to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 (the “Extension”) (the “2024 Extension Amendment Proposal”). The Company also entered into an amendment (the “2024 Trust Amendment” and together with the 2024 Extension Amendment Proposal, the “2024 Charter Amendment Proposals”) to the Trust Agreement. The Trust Amendment, as amended, allows the Company to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 by depositing into the Trust Account, for each one-month extension, $75,000 (the “Extension Payment”).

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

On January 16, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until February 22, 2025 (the “First 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On February 20, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until March 22, 2025 (the “Second 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On March 20, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until April 22, 2025 (the “Third 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On April 21, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until May 22, 2025 (the “Fourth 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

If the Company is unable to complete an initial business combination by May 22, 2025 (or June 22, 2025 if the additional extensions are afforded to the Company under the terms of the Extension), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Capital Resources and Going Concern

At December 31, 2024, we had cash of $28,407 and a working capital deficit of $3,334,790, excluding the franchise and income tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2022 (inception) to December 31, 2024 were organizational activities and those necessary to consummate the IPO and identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the Company’s Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Our liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and loans from our Sponsor. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been and will continue to be satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement, and the Working Capital Loans provided by the Sponsor (see below). In order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, our Sponsor, an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. As of December 31, 2024, we had $2,195,100 of outstanding Working Capital Loans from our Sponsor.

As of December 31, 2024, we had cash equivalents in the form of marketable securities in the Trust Account of $30,124,557. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $1,897,350) to complete its initial business combination, to the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination. We may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes.

During the year ended December 31, 2024, the Company withdrew $1,031,029 of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities. As of December 31, 2024, $99,006 of the funds were inadvertently used for the payments of general operating expenses. The Company is expected to replenish these amounts via a Working Capital Loan from its Sponsor or another similar type of financing.

The Initial Stockholders have agreed not to propose any amendment to our Certificate of Incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a business combination by May 22, 2025 (or June 22, 2025 if the additional extension options are exercised by the Company) unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding Public Shares.

The $28,407 held outside of the Trust Account as of December 31, 2024 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a business combination is not consummated during that time. Giving effect to the 2024 Charter Amendments discussed above, the Company has until May 22, 2025 (or June 22, 2025 if the additional extension options are exercised by the Company), to complete an initial business combination, subject to the Company making the required Trust Account deposits. If an initial business combination is not consummated by May 22, 2025 (or June 22, 2025 if the additional extension options are exercised by the Company), there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required monthly extension Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern, assuming a business combination is not consummated. Our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the year ended December 31, 2024, the Company had net income of $403,264, which was primarily related to $2,219,106 of dividend and interest income earned in the Trust Account, offset by $1,363,048 of formation and operating costs and $452,794 of income tax expense. For the year ended December 31, 2023, the Company had a net income of $834,785, which was primarily related to $2,227,437 of dividend and interest income earned in the Trust Account and $134,583 gain related to the change in fair market value of the over-allotment liability, offset by $1,083,245 of formation and operating costs and $443,990 of income tax expense.

Formation and operating costs increased during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to the increases in accounting and legal expenses. The dividend and interest income decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to the redemptions that occurred on June 18, 2024. The decrease related to the change in fair value of the over-allotment liability during the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to the over-allotment option being expired as of April 30, 2023. This resulted in a gain and increased net income during the year ended December 31, 2023. Income tax expense for the year ended December 31, 2024 remained relatively similar to the prior year in line with the dividend and interest income earned in the Trust Account.

Commitments and Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, warrants that may be issued upon conversion of up to $2,000,000 of Working Capital Loans, any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and Class A common stock issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement signed at the effective date of the IPO, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering securities.

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

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $120,000 and $90,000 for the years ended December 31, 2024 and 2023, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2024 and 2023, $182,180 and $62,180, respectively, of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid and are included in Due to Related Party on the balance sheets.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant assumptions include the fair value of the Company’s Public Warrants and Representative Shares at their issuance dates, the valuation of the over-allotment option provided to the underwriters and the excise tax liability in connection with redemption of Class A common stock. Actual results could differ from those estimates

Derivative Financial Instruments

The Company issued warrants to its investors, and the over-allotment option to the underwriter. The Company accounts for financial instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instruments and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own stock and whether the holders of the instruments could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock sold as part of the IPO, feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument on a straight-line basis. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes.

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

Management does not believe that any additional recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s financial statements.

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

On June 18, 2024, the Company’s stockholders redeemed 2,752,307 Class A common stock shares for a total of $30,194,356. The Company evaluated the current status and probability of the excise taxes becoming payable under the guidance in ASC 450, Contingencies, and determined that a contingent liability should be calculated and recorded. During the year ended December 31, 2024, the Company incurred $301,944 excise tax liability related to the June 18, 2024, redemptions. The excise tax liability totaled $301,944 and $0 as of December 31, 2024 and 2023, respectively.

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

During the year ended December 31, 2024, the Company received from the Sponsor $1,923,100 in Working Capital Loans, of which $856,100 was utilized for working capital needs, $542,000 was utilized to fund the Initial Extension and $525,000 was utilized to fund the First 2024 Monthly Extension, Second 2024 Monthly Extension, Third 2024 Monthly Extension, Fourth 2024 Monthly Extension, Fifth 2024 Monthly Extension, Sixth 2024 Monthly Extension and Seventh 2024 Monthly Extension. The Working Capital Loans are to be repaid upon the consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of December 31, 2024 and 2023, the Company had $2,000,000 and $272,000, respectively, of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying balance sheets. As of December 31, 2024 and 2023, the Company had $191,100 and $0 respectively, included in Promissory note – related party in the accompanying balance sheets.

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $120,000 and $90,000 for the years ended December 31, 2024 and 2023, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2024 and 2023, $182,180 and $62,180, respectively, of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the Company’s balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this Annual Report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the Company’s review and approval of cash disbursements.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on these assessments and those criteria and the material weakness discussed below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Previously Identified Material Weakness

During the third quarter of 2024, the Company withdrew $464,229 of interest and dividend income earned in the Trust Account (the “Withdrawn Trust Funds”). Such Withdrawn Trust Funds were restricted for payment of the Company’s tax liabilities as provided in the Company’s certificate of incorporation and the terms of the Trust Agreement. During the third quarter of 2024, the Company mistakenly used $110,269 of the Withdrawn Trust Funds for the payments of general operating expenses counter to the terms of the Trust Agreement. As a result of the foregoing, management concluded that the existing control structure failed and that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements. As of December 31, 2024, $99,006 of the funds had yet to be replenished to the Company’s cash or trust accounts.

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

Item 9B. OTHER INFORMATION

During the quarter and fiscal year ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Bala Padmakumar	63	Interim Chief Executive Office and Chairman of the Board
Coco Kou	42	Executive Vice President and Director
Robert de Neve	63	Chief Financial Officer
Alvin Wang	45	Director
Stephen Markscheid	70	Director
Rahul Mewawalla	46	Director

Bala Padmakumar, Interim Chief Executive Office and Chairman

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

Robert de Neve, Chief Strategy Officer

Robert de Neve, our Chief Strategy Officer since 2022, is a skilled executive and investor with broad experience advising companies across the technology industry. Mr. de Neve has over 45 years of experience as an engineer, entrepreneur, executive, lecturer and investor in Silicon Valley. Since 2007, Mr. de Neve has served as the General Partner at NextPhase Ventures, a venture capital, private equity business advisory firm that provides solutions to technology companies. Starting in 2020, Mr. de Neve took on the additional role of Managing Director of Cooperate Strategy & New Ventures at Applied Manufacturing Group, an OEM level, product lifecycle-based company that provides engineering and manufacturing solutions to aerospace, defense, semiconductor, bio-med and automation industries. Mr. de Neve’s previously experience includes Founder & CEO at the accelerator/integrator BriteLab, EVP & General Manager at Brooks-PRI Automation, a semiconductor manufacturer, VP of Operations at robot maker Equipe Technologies, NPI Manager & Engineer at KLA-Tencor, a capital equipment company, Accelerator Technologist at Stanford Linear Accelerator Center, a United States Department of Energy National Laboratory operated by Stanford University, and a instructor/mentor at Draper University, Carnegie-Mellon, Thiel Foundation and UCSC. Robert is a six-time honoree of the INC. Fast 500 and a seven-time honoree of SVBJ’s Fast 50 achieving a #1 win in 1996. He currently sits on the Board of Directors of Evolve Manufacturing Technologies Inc., Anybots Inc, Embolx Inc., Mettle Machine Inc. and Applied Manufacturing Group. and the Industrial Advisory Board of the US Department of Commerce’s Advanced Manufacturing Technology Work Force Development Initiative. Mr. de Neve has executive management experience supporting two significant exits valued at over $700 million, a $240 million sale of Equipe to PRI, and a $475 million sale of PRI to Brooks. He is currently engaged in a series of academic research projects in Advanced Business and Productization Systems and is a graduate of the Project & Program Management Certificate Program at UC Santa Cruz and the Contemporary Optics & Lens Design Certificate Program at University of Rochester. Robert also studied Laster Technology at San Jose City College and Electronics Engineering Technology at Cogswell Polytechnic College.

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

Directorships of listed companies in the past five years: Current — JinkoSolar Holdings Co. Ltd. (since 2009); Four Leaf Acquisition Corporation (since 2023); Richtech Robotics Inc. (since 2023); ConnectM Corporation (since 2024), Charlton Aria Acquisition Corporation (since 2024); Aifeex Nexus Acquisition Corporation (since 2024) Former — Fanhua Inc. (2007-2024), Cenntro Inc. (2023-2024), TKK Symphony Acquisition Corporation (2018-2022); Akso Health Group (2017-2022), Monterey Capital Acquisition Corporation (2022-2024); Tristar Acquisition Corp. (2023-2024)

Rahul Mewawalla, Director

Rahul Mewawalla has been a member of our board of directors since 2022. Mr. Mewawalla is a technology, digital, product, and business leader with extensive strategic and operational leadership expertise across technology, internet, artificial intelligence, computing, telecom, financial services, and digital markets. He has held several executive leadership roles, and currently serves as Chief Executive Officer and President of Mawson Infrastructure Group Inc. (NASDAQ: MIGI), a technology and digital infrastructure company, and previously served as Chief Executive Officer and President of Xpanse Inc., a technology, software and fintech company and as Chief Digital Officer and Executive Vice President, Platforms and Technology Businesses at Freedom Mortgage Corporation, a national financial services company from 2020 to 2021, as Chief Executive Officer and President at Zenplace Inc., a technology platforms and software company from 2014 to 2020, as Vice President at Nokia Corporation (NYSE: NOK), a global technology and telecom company from 2010 to 2012, as Vice President at General Electric Company (NYSE: GE)’s NBCUniversal, a global digital platforms, media, and diversified company from 2008 to 2010, and as Senior Director at Yahoo! Inc. (formerly NASDAQ: YHOO), a global internet and technology company from 2005 to 2008. In addition to his executive leadership roles, Mr. Mewawalla also serves and has previously served as a board director with several NASDAQ-listed public companies. He previously served as a board director at SOS Children’s Villages USA, a philanthropic organization. Mr. Mewawalla has also served as Senior Advisor to the San Francisco Mayor’s Office on Innovation, as an Advisor to Stanford University’s Persuasive Technology Lab, and as Committee Chair of the VC TaskForce SIG on Systems and Services. Mr. Mewawalla earned a BBS from the University of Delhi and an MBA from the Kellogg School of Management at Northwestern University.

Directorships of listed companies in the past five years: Current – Phunware, Inc. (NASDAQ: PHUN), as a director as well as a member of the Nominating and Governance Committee, Chair of the Audit Committee and an Audit Committee Financial Expert, as a member of Compensation Committee, of which he was previously Chair, and as the Chairman of the Board of Directors (director since 2021); Mawson Infrastructure Group (NASDAQ: MIGI) (director since 2023); Former – Lion Group Holding (NASDAQ: LGHL) and as a member of the Audit Committee (2022 to 2024); Aquarius II Acquisition Corporation (NASDAQ: AQUB) (2022 to 2024); Rocky Mountain Chocolate Factory (NASDAQ: RMCF) and as a member of the Audit Committee and Nominating and Governance Committee, Chair of the Compensation Committee, and Chairman of the Board of Directors (2021).

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing: (i) the independent registered public accounting firm’s internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues; and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2024, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the board of directors or compensation committee.

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

As of March 27, 2025, we have not adopted a formal insider trading policy. In connection with our initial business combination, we expect to adopt an insider trading policy which will require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution.

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

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial business combination by June 22, 2024, or if we decide to exercise the second extension option, by September 22, 2024. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of our public shares, and the placement securities will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable by our Sponsor until the earlier of: (A) one year after the completion of our initial business combination; or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $2,000,000 of such loans may be converted into warrants, at a price of $1.00 per warrants at the option of the lender, upon consummation of our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual (1)	Entity	Affiliation
Coco Kou	-	-
Robert de Neve	Applied Manufacturing Group (AMG)	Managing Director
	NextPhase Ventures	General Partner
Alvin Wang	FocalPoint Partners LLC	Director
	VSA Capital	Director
Bala Padmakumar	Advantary LLC	Partner
	Monterey Capital Acquisition Corporation	Chief Executive Officer and Director
	Lionrock Batteries	Advisor
Stephen Marckscheid	JinkoSolar Holdings Co. Ltd.	Director
	Charlton Aria Acquisition Corporation (since 2024)	Director
	Richtech Robotics Inc.	Director
	Aifeex Nexus Acquisition Corporation (since 2024)	Director
	ConnectM Corporation (since 2024)	Director
	Kingwisoft Technology Group Company Limited	Director
	Aerion Capital	Managing Partner
	KX Power	Chairman Emeritus
	Nulyzer Inc.	Board Advisor
	Hago Energetics, Inc.	Board Advisor
	Nanograf Technologies	Board Advisor
	Intelligent Generation, LLC	Board Advisor
Rahul Mewawalla	Phunware, Inc.	Director
	Mawson Infrastructure Group, Inc.	Director

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

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

Item 11. EXECUTIVE COMPENSATION

Please see “Officer and Director Compensation” under Item 10 of this Annual Report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 29, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to the voting securities beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 27, 2025.

The beneficial ownership of our common stock is based on 4,078,153 shares of common stock issued and outstanding as of March 27, 2025, consisting of 2,722,903 shares of Class A common stock and 1,355,250 shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors and Executive Officers
ALWA Sponsors LLC(1)(3)	1,305,250	32.0%
Alvin Wang(1)(3)	1,305,250	32.0%
Stephen Markcheid(1)	25,000	*
Rahul Mewawalla(1)	25,000	*
Bala Padmakuman(1)(3)	-	-
Angel Orrantia(1)(3)	-	-
Coco Kou(1)(3)	-	-
Robert de Neve(1)(3)	-	-
All executive officers and directors as a group (seven individuals)	1,355,250	33.2%

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Five Percent Holders
AQR Capital Management, LLC(4)	389,956	9.56%
Meteora Capital, LLC(5)	268,488	6.58%
Wolverine Asset Management, LLC (5)	260,886	6.40%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (6)	231,000	5.66%
Cowen and Company, LLC (7)	195,000	4.78%
TD SECURITIES (USA) LLC (8)	194,397	4.77%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following is 4546 El Camino Real B10 #715, Los Altos, California 94022.
(2)	Interests shown consist solely of Founder Shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	ALWA Sponsor, LLC, our Sponsor, is the record holder of the securities reported herein. Alvin Wang is the managing member of our Sponsor. Mr. Wang shares voting and dispositive power over the Founder Shares held by our Sponsor and may be deemed to beneficially own such shares. Bala Padmakumar, Angel Orrantia, Coco Kou and Robert de Neve are each a member of our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G/A filed with the SEC on November 14, 2024 on behalf of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC (collectively, “AQR”). As of September 30, 2024, AQR reported that it has shared voting and dispositive power over 389,956 shares of the Company’s Class A common stock. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The business address of AQR is One Greenwich Plaza, Greenwich, CT 06830.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2025 on behalf of Meteora Capital, LLC and Vik Mittal (collectively, “Meteora”). As of December 31, 2024, Meteora reported that it has shared voting and dispositive power over 268,488 shares of the Company’s Class A common stock. Vik Mittal serves as the Managing Member of Meteora Capital, LLC. The business address of Meteora is 1200 N Federal Hwy, #200, Boca Raton FL 33432.
(6)	According to a Schedule 13G filed with the SEC on October 16, 2024 on behalf of Wolverine Asset Management, LLC, Wolverine Holdings, L.P., Wolverine Trading Partners, Inc., Christopher L. Gust, and Robert R. Bellick (collectively, “Wolverine”). As of September 30, 2024, Wolverine reported that it has sole voting and dispositive power over 260,886 shares of the Company’s Class A common stock. Wolverine Asset Management, LLC (“WAM”) is an investment manager and has voting and dispositive power over 260,886 shares of the Company’s Class A common stock. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over 260,886 shares of the Company’s Class A common stock. The business address of Wolverine is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604
(7)	According to a Schedule 13G/A filed with the SEC on February 12, 2025 on behalf of Calamos Market Neutral Income Fund, a series of Calamos Investment Trust ( “Calamos”). As of December 31, 2024, Calamos reported that it has sole voting and dispositive power over 231,000 shares of the Company’s Class A common stock. The business address of Calamos is 2020 Calamos Ct, Naperville, IL 60563.
(8)	According to a Schedule 13G filed with the SEC on November 12, 2024 on behalf of Cowen and Company, LLC. As of September 30, 2024, Cowen and Company, LLC reported that it has sole voting and dispositive power over 195,000 shares of the Company’s Class A common stock. The business address of Cowen and Company, LLC is 4546 El Camino Real B10, #175 Los Altos, Ca, 94022.
(9)	According to a Schedule 13G filed with the SEC on February 11, 2025 on behalf of TD SECURITIES (USA) LLC, Toronto Dominion Holdings USA Inc, TD Group US Holdings LLC, Oronto Dominion Holdings USA Inc, TD Group US Holdings LLC, Toronto Dominion Bank (collectively, “TD”) and Cowen and Company, LLC. The address of TD Securities (USA) LLC’s (“TDS”) principal office and Toronto Dominion Holdings (U.S.A.), Inc.’s (“TDH”) principal office is 1 Vanderbilt Avenue, New York, New York 10017. The address of TD Group US Holdings LLC’s (“TD GUS”) principal office is 251 Little Falls Drive, Wellington, Delaware 19808. The address of Toronto Dominion Bank’s (“TD Bank”) principal office is Toronto-Dominion Centre, 66 Wellington Street West, 12th Floor, TD Tower, Toronto, Ontario, Canada M5K 1A2. As of December 31, 2024, TDS has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 194,397 shares of the Company’s Class A Common Stock, which were previously owned by Cowen and Company, LLC (“Cowen”). TDS is successor in interest to Cowen by merger effective as of December 9, 2024. TDH is the sole owner of TDS. TD GUS is the sole owner of TDH. TD Bank is the sole owner of TD GUS. TD Bank, TDH, and TD GUS may be deemed to hold an indirect interest in the shares reported herein by virtue of their ownership of TDS. Each of TDH, TD GUS and TD Bank disclaims ownership of the 194,397 of the Company’s Class A Common Stock except to the extent of its pecuniary interest therein.

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

On March 22, 2023, we entered into an administrative support agreement under which we agreed to pay our Sponsor a total of $10,000 per month for secretarial and administrative services. The administrative support agreement began on the we first listed on the Nasdaq Global Market and will continue monthly until the completion of our initial business combination or liquidation. The Company’s expenses related to the administrative support agreement were $120,000 and $90,000 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, $182,180 and $62,180, respectively, of amounts due to the Sponsor under the administrative support agreement remains unpaid. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

During the year ended December 31, 2024, the Company received from the Sponsor $1,923,100 in Working Capital Loans, of which $856,100 was utilized for working capital needs, $542,000 was utilized to fund the Initial Extension and $525,000 was utilized to fund the First 2024 Monthly Extension, Second 2024 Monthly Extension, Third 2024 Monthly Extension, Fourth 2024 Monthly Extension, Fifth 2024 Monthly Extension, Sixth 2024 Monthly Extension and Seventh 2024 Monthly Extension. The Working Capital Loans are to be repaid upon the consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of December 31, 2024 and 2023, the Company had $2,000,000 and $272,000, respectively, of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying balance sheets. As of December 31, 2024 and 2023, the Company had $191,100 and $0 respectively, included in Promissory note – related party in the accompanying balance sheets.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to Adeptus Partners, LLP (“Adeptus”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audits of our annual financial statements as of and for the years ended December 31, 2024 and 2023, reviews of the financial information included in our quarterly reports on Form 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024, totaled $54,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2024, we did not pay Adeptus for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Adeptus for tax planning and tax advice during the year ended December 31, 2024.

All Other Fees. We did not pay Adeptus for other services during the year ended December 31, 2024.

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

(3) The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
1.1	Underwriting Agreement, dated March 16, 2023, by and between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters	Form 8-K (Exhibit 1.1)	3/21/2023	001-41646

3.1	Second Amended and Restated Certificate of Incorporation of Four Leaf Acquisition Corporation	Form S-1 (Exhibit 3.1)	9/13/2022	333-267399

3.2	Bylaws of Four Leaf Acquisition Corporation	Form S-1 (Exhibit 3.2)	9/13/2022	333-267399

4.1	Specimen Class A Common Stock Certificate	Form S-1 (Exhibit 4.2)	9/13/2022	333-267399

4.2	Specimen Unit Certificate	Form S-1 (Exhibit 4.1)	9/13/2022	333-267399

4.3	Specimen Warrant Certificate	Form S-1 (Exhibit 4.3)	9/13/2022	333-267399

4.5	Warrant Agreement, dated March 16, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K (Exhibit 4.1)	3/21/2023	001-41646

4.6	Description of Registered Securities	Form 10-K (Exhibit 4.6)	4/1/2024	001-41646

10.1	Letter Agreement, dated March 16, 2023, by and among the Company, its officers, its directors and ALWA Sponsor LLC.	Form 8-K (Exhibit 10.1)	3/21/2023	001-41646

10.2	Investment Management Trust Agreement, dated March 16, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.	Form 8-K (Exhibit 10.2)	3/21/2023	001-41646

10.3	Registration Rights Agreement, dated March 16, 2023, by and among the Company and ALWA Sponsor LLC	Form 8-K (Exhibit 10.3)	3/21/2023	001-41646

10.4	Private Placement Warrants Purchase Agreement, dated March 16, 2023, by and among the Company and ALWA Sponsor LLC.	Form 8-K (Exhibit 10.4)	3/21/2023	001-41646

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.5	Administrative Support Agreement, dated March 16, 2023, by and among the Company and ALWA Sponsor LLC	Form 8-K (Exhibit 10.5)	3/21/2023	001-41646

10.6	Promissory Note, dated August 17, 2023, issued to ALWA Sponsor, LLC	Form 10-Q (Exhibit 10.1)	12/26/2023	001-41646

10.7	Promissory Note, dated September 20, 2023, issued to ALWA Sponsor, LLC	Form 10-Q (Exhibit 10.2)	12/26/2023	001-41646

10.8*	Promissory Note, dated April 30, 2025, issued to ALWA Sponsor, LLC

14	Code of Ethics of Four Leaf Acquisition Corporation	Form S-1 (Exhibit 14)	9/13/2022	333-267399

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

97	Clawback Policy	Form 10-K (Exhibit 97)	4/1/2024	001-41646

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Four Leaf Acquisition Corporation

Date: April 30, 2025	By:	/s/ Bala Padmakumar
	Name:	Bala Padmakumar
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Bala Padmakumar	Interim Chief Executive Officer and Chairman	April 30, 2025
Bala Padmakumar	(Principal Executive Officer)

/s/ Coco Kou	Chief Financial Officer	April 30, 2025
Coco Kou	(Principal Financial and Accounting Officer)

/s/ Alvin Wang	Director	April 30, 2025
Alvin Wang

/s/ Stephen Markscheid	Director	April 30, 2025
Stephen Markscheid

/s/ Rahul Mewawalla	Director	April 30, 2025
Rahul Mewawalla

FOUR LEAF ACQUISITION CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 3866)	F-2

Balance Sheets as of December 31, 2024 and 2023	F-3

Statements of Operations for the year ended December 31, 2024 and 2023	F-4

Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) for the year ended December 31, 2024 and December 31, 2023	F-5

Statements of Cash Flows for the year ended December 31, 2024 and 2023	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Four Leaf Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Four Leaf Acquisition Corporation as of December 31, 2024 and 2023, and the related statements of operations, changes in common stock subject to possible redemption and stockholders’ equity (deficit), and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and needs to raise additional funds to meet its obligations and sustain operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2023.

/s/ Adeptus Partners, LLC

Adeptus Partners, LLC

PCAOB: 3686

Ocean, NJ

April 30, 2025

FOUR LEAF ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets
Cash	$28,407	$10,622
Prepaid expenses	35,000	49,842
Total current assets	63,407	60,464
Other assets
Marketable securities held in trust account	30,124,557	58,063,737
Total assets	$30,187,964	$58,124,201

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued offering costs	$24,999	$97,440
Accounts payable and accrued expenses	508,906	402,663
Due to related party	182,180	62,180
Convertible note - related party	2,000,000	272,000
Promissory note - related party	195,100	-
Deferred credit - operating expenses funded by potential target	191,250	191,250
Excise tax liability	301,944	-
Income taxes payable	221,943	443,990
Total current liabilities	3,626,322	1,469,523
Deferred underwriting fee payable	1,897,350	1,897,350
Total liabilities	5,523,672	3,366,873

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 26,000,000 shares authorized; 2,668,693 shares at $11.25 redemption value and 5,421,000 shares at $10.34 redemption value shares issued and outstanding as of December 31, 2024 and 2023, respectively.	30,023,845	56,067,420

Stockholders’ deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 26,000,000 shares authorized; 54,210 shares issued and outstanding (excluding 2,668,693 and 5,421,000 shares subject to possible redemption as of December 31, 2024 and 2023, respectively)	5	5
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; 1,355,250 shares issued and outstanding	136	136
Accumulated deficit	(5,359,694)	(1,310,233)
Total stockholders’ deficit	(5,359,553)	(1,310,092)
Total liabilities, common stock subject to possible redemption, and stockholders’ deficit	$30,187,964	$58,124,201

The accompanying notes are an integral part of these financial statements.

FOUR LEAF ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

	Years ended December 31,
	2024	2023

Formation and operating costs	$1,363,048	$1,083,245
Loss from operations	(1,363,048)	(1,083,245)
Other income:
Dividend and interest income	2,219,106	2,227,437
Change in fair value of over-allotment liability	-	134,583
Income before income taxes	856,058	1,278,775
Income tax provision	(452,794)	(443,990)
Net income	$403,264	$834,785

Weighted average shares outstanding of Class A common stock subject to possible redemption	3,939,567	4,321,342

Basic and diluted net income per share, Class A common stock subject to possible redemption (see Note 2)	$0.08	$0.15

Weighted average shares outstanding of Class A common stock	54,210	43,213

Basic and diluted net income per share, Class A Common Stock (see Note 2)	$0.08	$0.15

Weighted average shares outstanding of Class B common stock	1,355,250	1,343,897

Basic and diluted net income per share, Class B common stock (see Note 2)	$0.08	$0.15

The accompanying notes are an integral part of these financial statements.

FOUR LEAF ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND

STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	5,421,000	$56,067,420	54,210	$5	1,355,250	$136	$-	$(1,310,233)	$(1,310,092)
Accretion of Class A common stock to redemption value	-	1,439,127	-	-	-	-	-	(1,439,127)	(1,439,127)
Accretion of Class A common stock to redemption value due to dividend and interest income earned	-	1,644,554	-	-	-	-	-	(1,644,554)	(1,644,554)
Accretion of Class A common stock to redemption value due to extension payment	-	1,067,100	-	-	-	-	-	(1,067,100)	(1,067,100)
Redemptions of Class A common stock subject to possible redemption	(2,752,307)	(30,194,356)	-	-	-	-	-	-	-
Excise tax	-	-	-	-	-	-	-	(301,944)	(301,944)
Net income	-	-	-	-	-	-	-	403,264	403,264
Balance - December 31, 2024	2,668,693	$30,023,845	54,210	$5	1,355,250	$136	$-	$(5,359,694)	$(5,359,553)

	Common Stock Subject to
	Possible Redemption		Common Stock				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2022	-	$-	-	$-	1,495,000	$150	$24,850	$(6,306)	$18,694
Issuance of private placement warrants	-	-	-	-	-	-	3,577,000	-	3,577,000
Issuance of Class A common stock, net of issuance costs of $3,928,774	5,421,000	48,928,489	-	-	-	-	-	-	-
Issuance of Public Warrants, net of issuance costs of $90,313	-	-	-	-	-	-	1,127,840	-	1,127,840
Issuance of Representative Shares	-	-	54,210	5	-	-	270,515	-	270,520
Forfeiture of Class B common stock due to expiration of over-allotment option	-	-	-	-	(139,750)	(14)	14	-	-
Accretion of Class A common stock to redemption value	-	7,138,931	-	-	-	-	(5,000,219)	(2,138,712)	(7,138,931)
Net income	-	-	-	-	-	-	-	834,785	834,785
Balance - December 31, 2023	5,421,000	$56,067,420	54,210	$5	1,355,250	$136	$-	$(1,310,233)	$(1,310,092)

The accompanying notes are an integral part of these financial statements.

FOUR LEAF ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$403,264	$834,785
Adjustments to reconcile net income to net cash used in operating activities
Dividend and interest income	(2,219,106)	(2,227,437)
Loss on change in fair value of overallotment option	-	(134,583)
Changes in current assets and liabilities
Prepaid expenses	14,842	45,314
Accounts payable and accrued expenses	33,803	506,257
Due to related party	120,000	65,000
Income taxes payable	(222,047)	443,990
Net cash used in operating activities	(1,869,244)	(466,674)

Cash Flows from Investing Activities
Investment of cash into Trust Account	-	(55,836,300)
Extension payments deposited into Trust Account	(1,067,100)	-
Redemption of investments	31,225,385	-
Net cash provided by (used in) investing activities	30,158,285	(55,836,300)

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	1,728,000	272,000
Proceeds from promissory note - related party	195,100	84,000
Redemption of Class A common stock subject to possible redemption	(30,194,356)	-
Repayment of promissory note	-	(395,500)
Gross proceeds from issuance of public units	-	54,210,000
Proceeds from issuance of Private Warrants	-	3,577,000
Payment of offering costs on Public Units	-	(1,435,184)
Net cash provided by (used in) financing activities	(28,271,256)	56,312,316

Net change in cash	17,785	9,342

Cash - beginning of the period	10,622	1,280
Cash - end of the period	$28,407	$10,622

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(674,841)	$-

Non-cash investing and financing activities:
Accretion of Class A common stock subject to possible redemption	$4,150,781	$7,138,931
Deferred underwriting commissions	$-	$1,897,350
Issuance of Representative Shares for services	$-	$270,520
Directors’ and officers’ insurance fee paid by potential target		$191,250
Offering costs included in accrued offering costs	$-	$97,440
Excise tax liability	$301,944	$-

The accompanying notes are an integral part of these financial statements.

FOUR LEAF ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from March 3, 2022 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (“IPO”) (as described below), as well as activities necessary to identify a potential target and prepare for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination. The Company generates non-operating income in the form of dividend and interest income from the proceeds derived from the IPO.

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

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 3,576,900 warrants (each a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) which were purchased by the Sponsor, at a price of $1.00 per Private Placement Warrant, generating total proceeds of $3,577,000, which is described in Note 4.

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

In conjunction with the IPO, the Company issued to the underwriter 54,210 shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $270,520.

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

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its third amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a business combination.

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

The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a business combination by May 22, 2025 (or June 22, 2025 if the additional extensions options are exercised by the Company ) unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable up to the interest income from the Trust Account, divided by the number of then outstanding public shares.

Initial Extension of Period to Complete Initial Business Combination

On March 19, 2024, the Company extended the period of which it is able to consummate an initial business combination by a period of three months, or until June 22, 2024 (the “Initial Extension”). In connection with the Initial Extension, the Company’s sponsor deposited an aggregate of $542,100 into the Company’s Trust Account, in return for a convertible note (the “Extension Note”), included in the convertible note – related party balance as of December 31, 2024 (see Note 5). If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that there are funds available to the Company outside of the Trust Account. The Initial Extension was the first of the two three-month Extensions permitted under the Company’s governing documents.

2024 Special Meeting of the Stockholders

On June 18, 2024, the Company convened a special meeting of stockholders (the “2024 Special Meeting”), at which the Company’s stockholders approved the amendment to the Company’s Charter to provide the Company’s board of directors with the right to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 (the “Extension”) (the “2024 Extension Amendment Proposal”). The Company also entered into an amendment (the “2024 Trust Amendment” and together with the 2024 Extension Amendment Proposal, the “2024 Charter Amendment Proposals”) to the Trust Agreement. The Trust Amendment, as amended, allows the Company to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2024 to June 22, 2025 by depositing into the Trust Account, for each one-month extension, $75,000 (the “Extension Payment”).

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

On January 16, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until February 22, 2025 (the “First 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On February 20, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until March 22, 2025 (the “Second 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On March 20, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until April 22, 2025 (the “Third 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On April 21, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until May 22, 2025 (the “Fourth 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

If the Company is unable to complete an initial business combination by May 22, 2025 (or June 22, 2025 if the additional extensions are afforded to the Company under the terms of the Extension), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The below description of the Merger Agreement and the transactions contemplated thereby is not complete and is subject to and qualified in its entirety by reference to the actual Merger Agreement, a copy of which is filed with the Current Report on Form 8-K filed on December 19, 2024, as Exhibit 2.1.

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

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Effective Time as follows:

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

Notice from the Nasdaq Stock Market

On September 24, 2024, the Company received a letter (the “September Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that, for the last 36 consecutive business days, the Market Value of Listed Securities (“MVLS”) for the Company was below the $35 million minimum MVLS requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). The September Notice is a notification of deficiency, not a notice of imminent delisting, and has no current effect on the listing or trading of the Company’s securities. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until March 24, 2025 (the “Compliance Period”), to regain compliance with the MVLS Rule.

On November 21, 2024, the Company received a letter (the “November Notice”) from the Nasdaq indicating that the Company remains in non-compliance with the timely filing requirement for continued listing under Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic reports with the Securities and Exchange Commission. The November Notice has no immediate effect on the listing or trading of the Company’s common stock. The Company filed the delinquent Form 10-Q on January 15, 2025.

On April 8, 2025, the Company received written notice (the “Delisting Letter”) from Nasdaq informing the Company that it has not regained compliance with Nasdaq Listing Rule 5550(b)(2) for the MVLS within the Compliance Period in accordance with Nasdaq Listing Rule 5810(c)(3)(C). Accordingly, unless the Company requests an appeal of this determination, the Company’s securities will be delisted from The Nasdaq Capital Market, trading of the Company’s Common Stock will be suspended at the opening of business on April 17, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On April 17, 2025, the Company received another notice from the staff of the Nasdaq Listing Qualifications department of Nasdaq stating that the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), serves a basis for delisting the Company’s securities from Nasdaq. Accordingly, unless the Company timely requests an appeal of this determination, the Company’s securities will be delisted from The Nasdaq Capital Market, trading of the Company’s Common Stock will be suspended and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On April 21, 2025, the Company received another notice from Nasdaq, which notified the Company that its failure to pay certain fees required by Listing Rule 5250(f) serves an additional basis for delisting the Company’s securities from Nasdaq unless the Company appeals this determination.

The Company fully intends to timely appeal such determinations pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision.

Going Concern Consideration

The $28,407 held outside of the Trust Account will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a business combination is not consummated during that time. Giving effect to the 2024 Charter Amendment Proposals discussed above, the Company has until May 22, 2025 (or June 22, 2025 if the additional extensions are afforded to the Company under the terms of the Extension), to complete an initial business combination, subject to the Company making the required Trust Account deposits. If an initial business combination is not consummated by May 22, 2025 (or June 22, 2025 if the additional extensions are afforded to the Company under the terms of the Extension), there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required monthly extension Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine and the Israel-Hamas war and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine and Israel and Hamas, the U.S. and other countries have imposed sanctions or other restrictive actions which could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On June 18, 2024, the Company’s stockholders redeemed 2,752,307 Class A common stock shares for a total of $30,194,356. The Company evaluated the current status and probability of the excise taxes becoming payable in relation to these redemptions under the guidance in ASC 450, Contingencies, and determined that a contingent liability should be calculated and recorded. For the year ended December 31, 2024, the Company incurred $301,944 excise tax liability related to the June 18, 2024 redemptions. No such redemptions occurred during the year ended December 31, 2023. The excise tax liability totaled $301,944 and $0 as of December 31, 2024 and 2023, respectively.

Franchise and Income Tax Withdrawals

During the year ended December 31, 2024, the Company withdrew $1,031,029 of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities. As of December 31, 2024, $99,006 of the funds were inadvertently used for the payments of general operating expenses. The Company is expected to replenish these amounts via a Working Capital Loan from its Sponsor or another similar type of financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant assumptions include the fair value of the Company’s Public Warrants and Representative Shares at their issuance dates, the valuation of the over-allotment option provided to the underwriters and the excise tax liability in connection with redemption of Class A common stock that occurred at the 2024 Special Meeting. Actual results could differ from those estimates.

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

Net Income Per Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share (“ASC 260”). Net income per share is computed by dividing net income by the weighted average number of outstanding Class A common stock and Class B common stock during the periods presented.

The Company’s statements of operations include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A common stock subject to possible redemption to approximate the contractual redemption value and as such, the accretion has no impact on the calculation of net income per share.

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

A reconciliation of net income per share is as follows for the year ended December 31, 2024:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$297,005	$4,086	$102,173
Weighted average shares outstanding, basic and diluted	3,939,567	54,210	1,355,250
Basic and diluted net income per share	$0.08	$0.08	$0.08

A reconciliation of net income per share is as follows for the year ended December 31, 2023:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$631,939	$6,319	$196,527
Weighted average shares outstanding, basic and diluted	4,321,342	43,213	1,343,897
Basic and diluted net income per share	$0.15	$0.15	$0.15

Marketable Securities Held in Trust Account

On December 31, 2024, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

During the years ended December 31, 2024 and 2023, the Company withdrew $1,031,029 and $0, respectively, of investment income from the Trust Account to pay its tax obligations. As of December 31, 2024, $99,006 of the funds were inadvertently used for the payments of general operating expenses. The Company is expected to replenish these amounts via a Working Capital Loan from its Sponsor or another similar type of financing.

Deferred Credit

During the year ended December 31, 2023, the Company received a $191,250 unconditional and non-refundable reimbursement for certain general and administrative expenses incurred by the Company from Xiaoyu Dida as part of a non-binding letter of intent, which as of December 31, 2024 and December 31, 2023 had not been cancelled. This amount was recorded as a deferred credit associated with a potential business combination in the accompanying balance sheets as of December 31, 2024 and December 31, 2023.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock sold as part of its IPO features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument on a straight-line basis. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes as well as required deposits to extend the life of the Company, which currently occur on a monthly basis.

The redemption values as of December 31, 2024 and 2023 include $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the Trust Account, up to $100,000, if and when a dissolution is deemed probable.

The reconciliation of Class A common stock subject to possible redemption as of December 31, 2024 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(3,928,774)
Less: Redemption of Class A common stock	(30,194,356)
Accretion to redemption value	11,289,712
Class A common stock subject to possible redemption	$30,023,845

The reconciliation of Class A common stock subject to possible redemption as of December 31, 2023 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible Redemption	(3,928,774)
Accretion to redemption value	7,138,931
Class A common stock subject to possible redemption	$56,067,420

Derivative Financial Instruments

The Company issued warrants to its investors, and the over-allotment option to the underwriter. The Company accounts for financial instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instruments and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own stock and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

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

As of December 31, 2024 and 2023, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

The over-allotment option expired on April 30, 2023. The fair value of the over-allotment option was $134,583 and zero at the IPO date and April 30, 2023, respectively. The change in the over-allotment option was zero and ($134,583) for the year ended December 31, 2024 and 2023, respectively, which is included in other income in the accompanying statements of operations. Prior to the over-allotment option’s expiration, it was considered to be a recurring Level 3 fair value measurement.

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

Working Capital Loans

The Working Capital Loans (Note 5) are issued in the form of convertible notes, with the embedded feature to convert the up to $2,000,000 of the Working Capital Loans into Private Placement Warrants at a price of $1.00 per warrant (the “Embedded Feature”). Given that the Embedded Feature is indexed to the Company’s common stock which is classified as equity, the Embedded Feature does not require the Company to settle the obligation in cash, the Embedded Feature does not contain a beneficial conversion feature, and the Embedded Feature does not include a significant premium, the Embedded Feature is not required to be accounted for separately.

Income Taxes

The Company adopted ASC 740, Income Taxes (“ASC 740”), at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of December 31, 2024 and 2023, the Company has not recorded any amounts related to uncertain tax positions.

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

Management does not believe that any additional recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s financial statements.

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

During the year ended December 31, 2024, the Company received from the Sponsor $1,923,100 in Working Capital Loans, of which $856,100 was utilized for working capital needs, $542,000 was utilized to fund the Initial Extension and $525,000 was utilized to fund the First 2024 Monthly Extension, Second 2024 Monthly Extension, Third 2024 Monthly Extension, Fourth 2024 Monthly Extension, Fifth 2024 Monthly Extension, Sixth 2024 Monthly Extension and Seventh 2024 Monthly Extension. The Working Capital Loans are to be repaid upon the consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into Private Placement Warrants at a price of $1.00 per warrant. As of December 31, 2024 and 2023, the Company had $2,000,000 and $272,000, respectively, of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying balance sheets. As of December 31, 2024 and 2023, the Company had $191,100 and $0 respectively, included in Promissory note – related party in the accompanying balance sheets.

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $120,000 and $90,000 for the years ended December 31, 2024 and 2023, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2024 and 2023, $182,180 and $62,180, respectively, of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the Company’s balance sheets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, warrants that may be issued upon conversion of up to $2,000,000 of Working Capital Loans (see Note 5), any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and Class A common stock issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement signed at the effective date of the IPO, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering securities.

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

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2024 and 2023 there were no shares of preferred stock issued or outstanding.

Class A common stock - The Company is authorized to issue 26,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2024, there were 2,722,903 shares, of which 2,668,693 shares are subject to possible redemption and included in temporary equity. As of December 31, 2023, there were 5,475,210 shares, of which 5,421,000 shares are subject to possible redemption and included in temporary equity.

Class B common stock - The Company is authorized to issue 4,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 1,355,250 shares of Class B common stock issued and outstanding, respectively. Refer to Note 5 for further detail.

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

Warrants - As of December 31, 2024 and 2023, 5,421,000 Public Warrants and 3,576,900 Private Placement Warrants (collectively, the “Warrants”) were outstanding. The Warrants were issued in the same form at the IPO date. Each Public Warrant and Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

NOTE 8 - STOCK-BASED COMPENSATION

Class B Common Stock Share Transfers

In August 2022, the Sponsor transferred 25,000 shares of Class B common stock to each of the two independent directors as compensation for their service on the Company’s Board of Directors. If the director was no longer serving as a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such director’s shares shall be returned to Sponsor. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. Therefore, the Company recorded no compensation expense for the period from March 3, 2022 (inception) through December 31, 2024.

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

Total unrecognized compensation expense related to unvested Founder Shares at December 31, 2024 and 2023 amounted to approximately $40,500 and is expected to be recognized upon the Triggering Event.

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

NOTE 9 - INCOME TAXES

For the years ended December 31, 2024 and 2023, the Company incurred $430,783 and $443,990, respectively, of current income tax expense.

The Company’s income tax provision consists of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Federal
Current	$430,783	$443,990
Deferred	(460,667)	(203,709)
Change in valuation allowance	460,667	203,709
Income tax provision	$430,783	$443,990

The Company’s net deferred tax assets consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Deferred tax asset
Startup expenses	$460,667	$205,034
Total deferred tax assets	460,667	205,034
Valuation allowance	(460,667)	(205,034)
Deferred tax asset, net of valuation allowance	$-	$-

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2024 and 2023 due to the following:

	December 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
Change in fair value of overallotment liability	-%	(2.21)%
Valuation allowance	30.40%	15.93%
Income tax provision expense/(benefit)	51.40%	34.72%

As of December 31, 2024 and 2023, the Company had U.S. federal net operating loss carryovers of $0.

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

When the Company is assessed interest or penalties it will be classified in the financial statements as tax expense. For the year ended December 31, 2024, the Company incurred $22,012 of interest and penalties on the unremitted income tax obligations. No interest or penalties were incurred during the year ended December 31, 2023.

NOTE 10 - SUBSEQUENT EVENTS

The Company did not identify any subsequent events that require adjustment or disclosure in the financial statements, other than below:

On January 16, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until February 22, 2025 (the “First 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On February 20, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until March 22, 2025 (the “Second 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On March 20, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until April 22, 2025 (the “Third 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On April 8, 2025, the Company received the Delisting Letter from Nasdaq informing the Company that it has not regained compliance with Nasdaq Listing Rule 5550(b)(2) for the MVLS within the Compliance Period in accordance with Nasdaq Listing Rule 5810(c)(3)(C). Accordingly, unless the Company requests an appeal of this determination, the Company’s securities will be delisted from The Nasdaq Capital Market, trading of the Company’s Common Stock will be suspended at the opening of business on April 17, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On April 17, 2025, the Company received another notice from the staff of the Nasdaq Listing Qualifications department of Nasdaq stating that the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2024, serves a basis for delisting the Company’s securities from Nasdaq. Accordingly, unless the Company timely requests an appeal of this determination, the Company’s securities will be delisted from The Nasdaq Capital Market, trading of the Company’s Common Stock will be suspended and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On April 21, 2025, the Company received another notice from Nasdaq, which notified the Company that its failure to pay certain fees required by Listing Rule 5250(f) serves an additional basis for delisting the Company’s securities from Nasdaq unless the Company appeals this determination.

On April 21 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until May 22, 2025 (the “Fourth 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.