Form 10-Q
period 2025-03-31
Four Leaf Acquisition Corp
filed 2025-05-20
CIK 1936255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, 2,722,903 shares of Class A common stock, par value $0.0001 per share, and 1,355,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

FOUR LEAF ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets
Cash	$1,264	$28,407
Prepaid expenses	48,045	35,000
Total current assets	49,309	63,407
Other assets
Marketable securities held in trust account	30,666,039	30,124,557
Total assets	$30,715,348	$30,187,964

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued offering costs	$24,999	$24,999
Accounts payable and accrued expenses	598,623	508,906
Due to related party	212,180	182,180
Convertible note - related party	2,000,000	2,000,000
Promissory note - related party	551,100	195,100
Deferred credit - operating expenses funded by Xiaoyu Dida	241,250	191,250
Excise tax liability	301,944	301,944
Income taxes payable	282,839	221,943
Total current liabilities	4,212,935	3,626,322
Deferred underwriting fee payable	1,897,350	1,897,350
Total liabilities	6,110,285	5,523,672

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 26,000,000 shares authorized; 2,668,693 shares issued and outstanding (at $11.42 and $11.25 redemption value as of March 31, 2025 and December 31, 2024, respectively)	30,478,031	30,023,845

Stockholders’ deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 26,000,000 shares authorized; 54,210 shares issued and outstanding (excluding 2,668,693 shares subject to possible redemption)	5	5
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; 1,355,250 shares issued and outstanding	136	136
Accumulated deficit	(5,873,109)	(5,359,694)
Total stockholders’ deficit	(5,872,968)	(5,359,553)
Total liabilities, common stock subject to possible redemption, and stockholders’ deficit	$30,715,348	$30,187,964

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOUR LEAF ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2025	2024

Formation and operating costs	$314,815	$452,417
Loss from operations	(314,815)	(452,417)
Other income:
Dividend and interest income	316,482	757,940
Income before income taxes	1,667	305,523
Income tax provision	(60,896)	(174,921)
Net income (loss)	$(59,229)	$130,602

Weighted average shares outstanding of Class A common stock subject to possible redemption	2,668,693	5,421,000

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption (see Note 2)	$(0.01)	$0.02

Weighted average shares outstanding of Class A common stock	54,210	54,210

Basic and diluted net income (loss) per share, Class A Common Stock (see Note 2)	$(0.01)	$0.02

Weighted average shares outstanding of Class B common stock	1,355,250	1,355,250

Basic and diluted net income (loss) per share, Class B common stock (see Note 2)	$(0.01)	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOUR LEAF ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE
REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Common Stock Subject to Possible
	Redemption		Common Stock					Total
	Class A		Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance - December 31, 2024	2,668,693	$30,023,845	54,210	$5	1,355,250	$136	$(5,359,694)	$(5,359,553)
Accretion of Class A common stock to redemption value due to dividend and interest income earned	-	229,186	-	-	-	-	(229,186)	(229,186)
Accretion of Class A common stock to redemption value due to extension payment	-	225,000	-	-	-	-	(225,000)	(225,000)
Net loss	-	-	-	-	-	-	(59,229)	(59,229)
Balance - March 31, 2025	2,668,693	$30,478,031	54,210	$5	1,355,250	$136	$(5,873,109)	$(5,872,968)

	Common Stock Subject to Possible
	Redemption		Common Stock					Total
	Class A		Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance - December 31, 2023	5,421,000	$56,067,420	54,210	$5	1,355,250	$136	$(1,310,233)	$(1,310,092)
Accretion of Class A common stock to redemption value	-	1,439,127	-	-	-	-	(1,439,127)	(1,439,127)
Accretion of Class A common stock to redemption value due to dividend and interest income earned	-	552,520	-	-	-	-	(552,520)	(552,520)
Accretion of Class A common stock to redemption value due to extension payment	-	542,100	-	-	-	-	(542,100)	(542,100)
Net income							130,602	130,602
Balance - March 31, 2024	5,421,000	$58,601,167	54,210	$5	1,355,250	$136	$(3,713,378)	$(3,713,237)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOUR LEAF ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(59,229)	$130,602
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividend and interest income	(316,482)	(757,940)
Changes in current assets and liabilities
Prepaid expenses	36,955	(28,408)
Accounts payable and accrued expenses	89,717	125,447
Due to related party	30,000	30,000
Income taxes payable	60,896	174,921
Net cash used in operating activities	(158,143)	(325,378)

Cash Flows from Investing Activities
Extension payments deposited into Trust Account	(225,000)	(542,100)
Net cash used in investing activities	(225,000)	(542,100)

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	-	862,100
Proceeds from promissory note - related party	356,000	-
Net cash provided by financing activities	356,000	862,100

Net change in cash	(27,143)	(5,378)
Cash - beginning of the period	28,407	10,622
Cash - end of the period	$1,264	$5,244

Non-cash investing and financing activities:
Accretion of Class A common stock subject to possible redemption	$454,186	$2,533,747
Operating expenses paid by Xiaoyu Dida	$50,000	$-

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

As of March 31, 2025, the Company has not commenced any operations. All activity for the period from March 3, 2022 (inception) through March 31, 2025, relates to the Company’s formation and the initial public offering (“IPO”) (as described below), as well as activities necessary to identify a potential target and prepare for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination. The Company generates non-operating income in the form of dividend and interest income from the proceeds derived from the IPO.

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

Transaction costs amounted to $4,019,087 consisting of $2,710,500 of underwriting commissions, $813,150 of which was paid out within three days of the IPO date, the Representative Shares (as defined below), and $1,038,067 of other offering costs. At the IPO date, cash of $974,028 was held outside of the Trust Account (as defined below) and was available for the payment of accrued offering costs and for working capital purposes.

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

The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a business combination by June 22, 2025 unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable up to the interest income from the Trust Account, divided by the number of then outstanding public shares.

Initial Extension of Period to Complete Initial Business Combination

On March 19, 2024, the Company extended the period of which it is able to consummate an initial business combination by a period of three months, or until June 22, 2024 (the “Initial Extension”). In connection with the Initial Extension, the Company’s sponsor deposited an aggregate of $542,100 into the Company’s Trust Account, in return for a convertible note (the “Extension Note”), included in the convertible note – related party balance as of March 31, 2025 (see Note 5). If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that there are funds available to the Company outside of the Trust Account. The Initial Extension was the first of the two three-month Extensions permitted under the Company’s governing documents.

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

On May 19, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until June 22, 2025 (the “Fifth 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

If the Company is unable to complete an initial business combination by June 22, 2025, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Notices from the Nasdaq Stock Market

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

On April 8, 2025, the Company received written notice (the “Delisting Letter”) from Nasdaq informing the Company that it has not regained compliance with Nasdaq Listing Rule 5550(b)(2) for the MVLS within the Compliance Period in accordance with Nasdaq Listing Rule 5810(c)(3)(C). Accordingly, unless the Company requests an appeal of this determination, the Company’s securities will be delisted from The Nasdaq Capital Market, trading of the Company’s Common Stock would be suspended at the opening of business on April 17, 2025, and a Form 25-NSE would be filed with the Securities and Exchange Commission, which would remove the Company’s securities from listing and registration on The Nasdaq Stock Market. The Company filed an appeal to such determinations pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. The appeal hearing is scheduled to take place on May 20, 2025.

On April 17, 2025, the Company received another notice from the staff of the Nasdaq Listing Qualifications department of Nasdaq stating that the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), serves a basis for delisting the Company’s securities from Nasdaq. Accordingly, unless the Company timely requests an appeal of this determination, the Company’s securities will be delisted from The Nasdaq Capital Market, trading of the Company’s Common Stock will be suspended and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. The Company filed the delinquent Form 10-K on April 30, 2025.

On April 21, 2025, the Company received another notice from Nasdaq, which notified the Company that its failure to pay certain fees required by Listing Rule 5250(f) serves an additional basis for delisting the Company’s securities from Nasdaq unless the Company appeals this determination. The Company subsequently issued payment for the fees outstanding with Nasdaq.

Going Concern Consideration

The $1,264 held outside of the Trust Account will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements, assuming that a business combination is not consummated during that time. Giving effect to the 2024 Charter Amendment Proposals discussed above, the Company has until June 22, 2025 to complete an initial business combination, subject to the Company making the required Trust Account deposits. If an initial business combination is not consummated by June 22, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required monthly extension Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company believes that the proceeds raised in the initial public offering and the funds potentially available from loans from the Sponsor or any of their affiliates will be sufficient to allow the Company to meet the expenditures required for its activities until a business combination is complete. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business through the initial business combination. Moreover, the Company may need to obtain additional financing either to complete the business combination or because the Company becomes obligated to redeem a significant number of public shares upon completion of the business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination.

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. More specifically, uncertainties regarding elevated inflation and interest rates, and changes in countries’ trade policies and tariffs, including rising trade tensions between the United States and China, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The Company’s unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On June 18, 2024, the Company’s stockholders redeemed 2,752,307 Class A common stock shares for a total of $30,194,356. The Company evaluated the status and probability of the excise taxes becoming payable in relation to these redemptions under the guidance in ASC 450, Contingencies, and determined that a contingent liability should be calculated and recorded. For the year ended December 31, 2024, the Company incurred $301,944 excise tax liability related to the June 18, 2024 redemptions. No such redemptions occurred during the three months ended March 31, 2025 or 2024. The excise tax liability totaled $301,944 as of both March 31, 2025 and December 31, 2024.

Franchise and Income Tax Withdrawals

During the year ended December 31, 2024, the Company withdrew $1,031,029 of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities. As of March 31, 2025 and December 31, 2024, $126,150 and $99,006, respectively, of the funds were inadvertently used for the payments of general operating expenses. The Company is expected to replenish these amounts via a Working Capital Loan from its Sponsor or another similar type of financing.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Form 10-K as filed with the SEC on April 30, 2025. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Significant assumptions include the excise tax liability in connection with redemption of Class A common stock that occurred at the 2024 Special Meeting. Actual results could differ from those estimates.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Business Combination Costs

Costs incurred in relation to a potential Business Combination may include legal, accounting, and other expenses. Any such costs are expensed as incurred. The Company incurred approximately $50,000 of Business Combination costs for the three months ended March 31, 2025.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share (“ASC 260”). Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding Class A common stock and Class B common stock during the periods presented.

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A common stock subject to possible redemption to approximate the contractual redemption value and as such, the accretion has no impact on the calculation of net income (loss) per share.

The Company’s Public Warrants and Private Placement Warrants totaling 5,200,000 and 5,576,900, respectively, including from the conversion of the Working Capital Loans (see Notes 4 and 6) could, potentially, be exercised or converted into Class A common stock and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income (loss) per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

A reconciliation of net loss per share is as follows for the three months ended March 31, 2025:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable loss	$(38,759)	$(787)	$(19,683)
Weighted average shares outstanding, basic and diluted	2,668,693	54,210	1,355,250
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)

A reconciliation of net income per share is as follows for the three months ended March 31, 2024:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$103,652	$1,037	$25,913
Weighted average shares outstanding, basic and diluted	5,421,000	54,210	1,355,250
Basic and diluted net income per share	$0.02	$0.02	$0.02

Marketable Securities Held in Trust Account

On March 31, 2025, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying unaudited condensed statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

Deferred Credit

During the three months ended March 31, 2025, the Company received unconditional and non-refundable reimbursement of $50,000 for certain general and administrative expenses incurred by the Company from Xiaoyu Dida. The Company accounts for the reimbursements received from Xiaoyu Dida as a deferred credit associated with a potential business combination in the condensed balance sheets. As of March 31, 2025 and December 31, 2024, the deferred credit balance was $241,250 and $191,250, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

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

The redemption values as of March 31, 2025 and December 31, 2024 include $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the Trust Account, up to $100,000, if and when a dissolution is deemed probable.

The reconciliation of Class A common stock subject to possible redemption as of March 31, 2025 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(3,928,774)
Less: Redemption of Class A common stock	(30,194,356)
Accretion to redemption value	11,743,898
Class A common stock subject to possible redemption	$30,478,031

The reconciliation of Class A common stock subject to possible redemption as of December 31, 2024 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(3,928,774)
Less: Redemption of Class A common stock	(30,194,356)
Accretion to redemption value	11,289,712
Class A common stock subject to possible redemption	$30,023,845

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

At the IPO date, the Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815 based on current expected terms, which are subject to change. The over-allotment option was accounted for as a liability under ASC 480, as it was an option exercisable into redeemable shares.

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

As of March 31, 2025 and December 31, 2024, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of March 31, 2025 and December 31, 2024, the Company has not recorded any amounts related to uncertain tax positions.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company adopted this standard on January 1, 2025 and determined that the adoption does not have a material impact on these unaudited condensed financial statements.

Recently Issued Accounting Pronouncements

On November 4, 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

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

During the three months ended March 31, 2025, the Company received from the Sponsor $356,000 in Working Capital Loans, of which $131,000 was utilized for working capital needs, $225,000 was utilized to fund the First 2025 Monthly Extension, Second 2025 Monthly Extension, and Third 2025 Monthly Extension.

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

As of both March 31, 2025 and December 31, 2024, the Company had $2,000,000 of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying unaudited condensed balance sheets.

As of March 31, 2025 and December 31, 2024, the Company had $551,100 and $195,100 respectively, included in Promissory note – related party in the accompanying unaudited condensed balance sheets.

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 for each of the three months ended March 31, 2025 and 2024. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

As of March 31, 2025 and December 31, 2024, $212,180 and $182,180, respectively, of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the Company’s unaudited condensed balance sheets.

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

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2025 and December 31, 2024 there were no shares of preferred stock issued or outstanding.

Class A common stock - The Company is authorized to issue 26,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of both March 31, 2025 and December 31, 2024, there were 2,722,903 shares outstanding, of which 2,668,693 shares are subject to possible redemption and included in temporary equity.

Class B common stock - The Company is authorized to issue 4,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of both March 31, 2025 and December 31, 2024, there were 1,355,250 shares of Class B common stock issued and outstanding, respectively. Refer to Note 5 for further details.

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

Warrants - As of both March 31, 2025 and December 31, 2024, 5,421,000 Public Warrants and 3,576,900 Private Placement Warrants (collectively, the “Warrants”) were outstanding. The Warrants were issued in the same form at the IPO date. Each Public Warrant and Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

NOTE 8 - STOCK-BASED COMPENSATION

Class B Common Stock Share Transfers

In August 2022, the Sponsor transferred 25,000 shares of Class B common stock to each of the two independent directors as compensation for their service on the Company’s Board of Directors. If the director was no longer serving as a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such director’s shares shall be returned to Sponsor. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. Therefore, the Company recorded no compensation expense for the period from March 3, 2022 (inception) through March 31, 2025.

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

Total unrecognized compensation expense related to unvested Founder Shares at March 31, 2025 and December 31, 2024 amounted to approximately $40,500 and is expected to be recognized upon the Triggering Event.

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

The Company’s ETR was 3,653.1% and 57.3% for the three months ended March 31, 2025 and 2024, respectively. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible for federal income tax purposes.

The difference between the effective tax rates of 3,653.0% and 57.3% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2025 and 2024, respectively, was primarily due to the change in the valuation allowance (as a result of dividend and interest income earned on the Company’s Trust Account), and the permanent differences arising from business combination costs and interest and penalties on income taxes.

The Company has no uncertain tax positions related to federal and state income taxes. The federal tax returns for the Company since inception remains open for examination.

When the Company is assessed interest or penalties it will be classified in the financial statements as tax expense. For the three months ended March 31, 2024, the Company incurred $22,012 of interest and penalties on the unremitted income tax obligations. No material interest or penalties were incurred during the three months ended March 31, 2025.

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of March 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the investments held in the Trust Account.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company is a single segment entity. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2025	2024
Other general and administrative expenses	$264,815	$452,417
Professional services fees in connection with Business Combination	50,000	-
Total operating expenses	$314,482	$452,417

Interest income on investments held in Trust Account	$316,482	$757,940

The key measures of segment profit or loss reviewed by the CODM are interest earned on investments held in Trust Account and operating and formation costs. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within the operating expenses, the CODM specifically reviews professional service fees in connection with the Business Combination, which are a significant segment expense, and include legal fees, and advisory fees, as these represent significant costs affecting the Company’s consummation of the Business Combination. Other general and administrative expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

NOTE 11 - SUBSEQUENT EVENTS

The Company did not identify any subsequent events that require disclosure other than those previously disclosed above.

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. More specifically, uncertainties regarding elevated inflation and interest rates, and changes in countries’ trade policies and tariffs, including rising trade tensions between the United States and China, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. The Company’s unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Transaction costs amounted to $4,019,087 consisting of $2,710,500 of underwriting commissions, the Representative Shares (as defined below), and $1,038,067 of other offering costs. At the IPO date, cash of $974,028 was held outside of the Trust Account (as defined below) and was available for the payment of accrued offering costs and for working capital purposes.

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

The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a business combination by June 22, 2025 unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable up to the interest income from the Trust Account, divided by the number of then outstanding public shares.

Initial Extension of Period to Complete Initial Business Combination

On March 19, 2024, the Company extended the period of which it is able to consummate an initial business combination by a period of three months, or until June 22, 2024 (the “Initial Extension”). In connection with the Initial Extension, the Company’s sponsor deposited an aggregate of $542,100 into the Company’s Trust Account, in return for a convertible note (the “Extension Note”), included in the convertible note – related party balance as of March 31, 2025 (see Note 5). If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that there are funds available to the Company outside of the Trust Account. The Initial Extension was the first of the two three-month Extensions permitted under the Company’s governing documents.

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

On May 19, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until June 22, 2025 (the “Fifth 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

If the Company is unable to complete an initial business combination by June 22, 2025, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Capital Resources and Going Concern

At March 31, 2025 we had cash of $1,264 and a working capital deficit of $3,848,205, excluding the franchise and income tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2022 (inception) to March 31, 2025 were organizational activities and those necessary to consummate the IPO, identify a target company and consummate a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the Company’s Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

Our liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and loans from our Sponsor. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been and will continue to be satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement, and the Working Capital Loans provided by the Sponsor (see below). In order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, our Sponsor, an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. As of March 31, 2025, we had $2,551,100 of outstanding Working Capital Loans from our Sponsor.

As of March 31, 2025, we had cash equivalents in the form of marketable securities in the Trust Account of $30,666,039. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $1,897,350) to complete its initial business combination, to the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination. We may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes.

During the year ended December 31, 2024, the Company withdrew $1,031,029 of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities. As of March 31, 2025 and December 31, 2024, $126,150 and $99,006, respectively, of the funds were inadvertently used for the payments of general operating expenses. The Company is expected to replenish these amounts via a Working Capital Loan from its Sponsor or another similar type of financing.

The Initial Stockholders have agreed not to propose any amendment to our Certificate of Incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a business combination by June 22, 2025 unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding Public Shares.

The $1,264 held outside of the Trust Account as of March 31, 2025 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements, assuming that a business combination is not consummated during that time. Giving effect to the 2024 Charter Amendments discussed above, the Company has until June 22, 2025, to complete an initial business combination, subject to the Company making the required Trust Account deposits. If an initial business combination is not consummated by June 22, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required monthly extension Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management has determined that our liquidity condition, potential mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern, assuming a Business Combination is not consummated before June 22, 2025. Our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Since the IPO, the Company’s activity has been limited to the search for a prospective initial business combination and activities to complete the business combination with Xiaoyu Dida. The Company will not generate any operating revenues until the closing and completion of an initial business combination, at the earliest.

For the three months ended March 31, 2025, the Company had a net loss of $59,229, which was primarily related to $314,815 of formation and operating costs and $60,896 of income tax expense, partially offset by $316,482 of dividend and interest income earned in the Trust Account. For the three months ended March 31, 2024, the Company had net income of $130,602, which was primarily related to $757,940 of dividend and interest income earned in the Trust Account, offset by $452,417 of formation and operating costs and $174,921 of income tax expense.

Formation and operating costs decreased during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to the decreases in accounting and legal expenses. The dividend and interest income decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to the redemptions of the Trust Account that occurred on June 18, 2024. Income tax expense for the three months ended March 31, 2025 decreased in line with the decrease in dividend and interest income earned in the Trust Account.

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

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 for each of the three months ended March 31, 2025 and 2024. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2025 and December 31, 2024, $212,180 and $182,180, respectively, of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the Company’s unaudited condensed balance sheets.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant assumptions include the excise tax liability in connection with redemption of Class A common stock. Actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. We adopted this standard on January 1, 2025 and determined that the adoption does not have a material impact on these unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

On November 4, 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the potential impact that the adoption of this standard will have on our financial statements.

Management does not believe that any additional recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on our unaudited condensed financial statements.

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

On June 18, 2024, the Company’s stockholders redeemed 2,752,307 Class A common stock shares for a total of $30,194,356. The Company evaluated the status and probability of the excise taxes becoming payable in relation to these redemptions under the guidance in ASC 450, Contingencies, and determined that a contingent liability should be calculated and recorded. For the year ended December 31, 2024, the Company incurred $301,944 excise tax liability related to the June 18, 2024 redemptions. No such redemptions occurred during the three months ended March 31, 2025 or 2024. The excise tax liability totaled $301,944 as of both March 31, 2025 and December 31, 2024.

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

During the three months ended March 31, 2025, the Company received from the Sponsor $356,000 in Working Capital Loans, of which $131,000 was utilized for working capital needs, $225,000 was utilized to fund the First 2025 Monthly Extension, Second 2025 Monthly Extension, and Third 2025 Monthly Extension.

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

As of both March 31, 2025 and December 31, 2024, the Company had $2,000,000 of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying unaudited condensed balance sheets.

As of March 31, 2025 and December 31, 2024, the Company had $551,100 and $195,100 respectively, included in Promissory note – related party in the Company’s unaudited condensed balance sheets.

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 for each of the three months ended March 31, 2025 and 2024. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2025 and December 31, 2024, $212,180 and $182,180, respectively, of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the Company’s unaudited condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the Company’s review and approval of cash disbursements.

During the third quarter of 2024, the Company withdrew $464,229 of interest and dividend income earned in the Trust Account (the “Withdrawn Trust Funds”). Such Withdrawn Trust Funds were restricted for payment of the Company’s tax liabilities as provided in the Company’s certificate of incorporation and the terms of the Trust Agreement. During the third quarter of 2024, the Company mistakenly used $110,269 of the Withdrawn Trust Funds for the payments of general operating expenses counter to the terms of the Trust Agreement. Furthermore, during the first quarter of 2025, the Company mistakenly used an additional $15,881 of the Withdrawn Trust Funds for the payments of general operating expenses counter to the terms of the Trust Agreement. As a result of the foregoing, management concluded that the existing control structure failed and that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements. As of March 31, 2025, a total of $126,150 of the funds had yet to be replenished to the Company’s cash or trust accounts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Promissory Note, dated April 30, 2025, issued to ALWA Sponsor, LLC (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on April 30, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day May 2025.

FOUR LEAF ACQUISITION CORPORATION

By:	/s/ Bala Padmakumar
Name:	Bala Padmakumar
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Coco Kou
Name:	Coco Kou
Title:	Chief Financial Officer
(Principal Financial Officer)