Form 10-Q
period 2025-06-30
Four Leaf Acquisition Corp
filed 2025-08-27
CIK 1936255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 22, 2025, 1,014,517 shares of Class A common stock, par value $0.0001 per share, and 1,355,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

 i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

FOUR LEAF ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$9,804	$28,407
Restricted cash - held in trust account	19,856,826	-
Prepaid expenses	125,625	35,000
Total current assets	19,992,255	63,407
Other assets
Marketable securities held in trust account	11,354,936	30,124,557
Total assets	$31,347,191	$30,187,964

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued offering costs	$24,999	$24,999
Accounts payable and accrued expenses	548,486	508,906
Due to related party	242,180	182,180
Class A common stock pending redemption (1,708,386 shares and no shares as of June 30, 2025 and December 31, 2024, respectively)	19,856,826	-
Convertible note - related party	2,000,000	2,000,000
Promissory note - related party	1,116,100	195,100
Deferred credit - operating expenses funded by Xiaoyu Dida	341,250	191,250
Excise tax liability	500,512	301,944
Income taxes payable	358,644	221,943
Total current liabilities	24,988,997	3,626,322
Deferred underwriting fee payable	1,897,350	1,897,350
Total liabilities	26,886,347	5,523,672

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 26,000,000 shares authorized; 960,307 shares issued and outstanding and 2,668,693 shares issued and outstanding (at $11.55 and $11.25 redemption value as of June 30, 2025 and December 31, 2024, respectively)	11,093,593	30,023,845
Stockholders’ deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 26,000,000 shares authorized; 54,210 shares issued and outstanding (excluding 960,307 and 2,668,693 shares subject to possible redemption as of June 30, 2025 and December 31, 2024, respectively)	5	5
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; 1,355,250 shares issued and outstanding	136	136
Accumulated deficit	(6,632,890)	(5,359,694)
Total stockholders’ deficit	(6,632,749)	(5,359,553)
Total liabilities, common stock subject to possible redemption, and stockholders’ deficit	$31,347,191	$30,187,964

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Formation and operating costs	$343,812	$424,028	$658,628	$876,445
Loss from operations	$(343,812)	$(424,028)	(658,628)	(876,445)
Other income:
Dividend and interest income	320,723	737,335	637,205	1,495,275
Income (loss) before income taxes	(23,089)	313,307	(21,423)	618,830
Income tax provision	(65,735)	(146,651)	$(126,631)	(321,572)
Net income (loss)	$(88,824)	$166,656	$(148,054)	$297,258

Weighted average shares outstanding of Class A common stock subject to possible redemption	2,593,599	5,027,813	2,631,146	5,224,407

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption (see Note 2)	$(0.02)	$0.03	$(0.04)	$0.04

Weighted average shares outstanding of Class A common stock	54,210	54,210	54,210	54,210

Basic and diluted net income (loss) per share, Class A Common Stock (see Note 2)	$(0.02)	$0.03	$(0.04)	$0.04

Weighted average shares outstanding of Class B common stock	1,355,250	1,355,250	1,355,250	1,355,250

Basic and diluted net income (loss) per share, Class B common stock (see Note 2)	$(0.02)	$0.03	$(0.04)	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation

Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Common Stock Subject to Possible
	Redemption		Common Stock					Total
	Class A		Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance - December 31, 2024	2,668,693	$30,023,845	54,210	$5	1,355,250	$136	$(5,359,694)	$(5,359,553)
Accretion of Class A common stock to redemption value due to dividend and interest income earned	-	229,186	-	-	-	-	(229,186)	(229,186)
Accretion of Class A common stock to redemption value due to extension payment	-	225,000	-	-	-	-	(225,000)	(225,000)
Net loss	-	-	-	-	-	-	(59,229)	(59,229)
Balance - March 31, 2025	2,668,693	30,478,031	54,210	5	1,355,250	136	(5,873,109)	(5,872,968)
Accretion of Class A common stock to redemption value due to dividend and interest income earned	-	247,388	-	-	-	-	(247,388)	(247,388)
Accretion of Class A common stock to redemption value due to extension payment	-	225,000	-	-	-	-	(225,000)	(225,000)
Redemptions of Class A common stock subject to possible redemption	(1,708,386)	(19,856,826)	-	-	-	-	-	-
Excise tax	-	-	-	-	-		(198,569)	(198,569)
Net loss	-	-	-	-	-	-	(88,824)	(88,824)
Balance - June 30, 2025	960,307	$11,093,593	54,210	$5	1,355,250	$136	$(6,632,890)	$(6,632,749)

	Common Stock Subject to Possible
	Redemption		Common Stock					Total
	Class A		Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance - December 31, 2023	5,421,000	$56,067,420	54,210	$5	1,355,250	$136	$(1,310,233)	$(1,310,092)
Accretion of Class A common stock to redemption value	-	1,439,127	-	-	-	-	(1,439,127)	(1,439,127)
Accretion of Class A common stock to redemption value due to dividend and interest income earned	-	552,520	-	-	-	-	(552,520)	(552,520)
Accretion of Class A common stock to redemption value due to extension payment	-	542,100	-	-	-	-	(542,100)	(542,100)
Net income							130,602	130,602
Balance - March 31, 2024	5,421,000	$58,601,167	54,210	$5	$1,355,250	$136	$(3,713,378)	$(3,713,237)
Accretion of Class A common stock to redemption value due to dividend and interest income earned	-	554,423	-	-	-	-	(554,423)	(554,423)
Accretion of Class A common stock to redemption value due to extension payment	-	75,000	-	-	-	-	(75,000)	(75,000)
Redemptions of Class A common stock subject to possible redemption	(2,752,307)	(30,194,356)	-	-	-	-	-	-
Excise tax	-	-	-	-	-	-	(301,943)	(301,943)
Net income	-	-	-	-	-	-	166,656	166,656
Balance - June 30, 2024	2,668,693	$29,036,234	54,210	$5	1,355,250	$136	$(4,478,088)	$(4,477,947)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Four Leaf Acquisition Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(148,054)	$297,258
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividend and interest income	(637,205)	(1,495,275)
Operating expenses paid by Xiaoyu Dida	100,000	-
Changes in current assets and liabilities
Prepaid expenses	(71,181)	(5,658)
Accounts payable and accrued expenses	70,136	321,544
Due to related party	60,000	60,000
Income taxes payable	136,701	(244,428)
Net cash used in operating activities	(489,603)	(1,066,559)

Cash Flows from Investing Activities
Extension payments deposited into Trust Account	(450,000)	(617,100)
Redemption of investments	-	30,761,155
Net cash provided by (used in) investing activities	(450,000)	30,144,055

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	-	1,107,100
Proceeds from promissory note - related party	921,000	-
Redemption of Class A common stock subject to possible redemption	-	(30,194,356)
Net cash provided by (used in) financing activities	921,000	(29,087,256)

Net change in cash	(18,603)	(9,760)

Cash - beginning of the period	28,407	10,622
Cash - end of the period	$9,804	$862

Non-cash investing and financing activities:
Accretion of Class A common stock subject to possible redemption	$926,574	$3,163,170
Accounts payable paid by Xiaoyu Dida	$50,000	$-
Excise tax liability	$198,568	$301,943

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

As of June 30, 2025, the Company has not commenced any operations. All activity for the period from March 3, 2022 (inception) through June 30, 2025, relates to the Company’s formation and the initial public offering (“IPO”) (as described below), as well as activities necessary to identify a potential target and prepare for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination. The Company generates non-operating income in the form of dividend and interest income from the proceeds derived from the IPO.

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

The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a business combination by September 22, 2025 (or June 22, 2026 if the additional extensions are afforded to the Company under the terms of the 2025 Extension) unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable up to the interest income from the Trust Account, divided by the number of then outstanding public shares.

Initial Extension of Period to Complete Initial Business Combination

On March 19, 2024, the Company extended the period of which it is able to consummate an initial business combination by a period of three months, or until June 22, 2024 (the “Initial Extension”). In connection with the Initial Extension, the Company’s sponsor deposited an aggregate of $542,100 into the Company’s Trust Account, in return for a convertible note (the “Extension Note”), included in the convertible note – related party balance as of June 30, 2025 (see Note 5). If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that there are funds available to the Company outside of the Trust Account. The Initial Extension was the first of the two three-month Extensions permitted under the Company’s governing documents.

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

2025 Special Meeting of the Stockholders

On June 27, 2025, the Company convened a special meeting of stockholders (the “2025 Special Meeting”), at which the Company’s stockholders approved the amendment to the Company’s Charter to provide the Company’s board of directors with the right to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2025 to June 22, 2026 (the “2025 Extension”) (the “2025 Extension Amendment Proposal”). The Company also entered into an amendment (the “2025 Trust Amendment” and together with the 2025 Extension Amendment Proposal, the “2025 Charter Amendment Proposals”) to the Trust Agreement. The Trust Amendment allows the Company to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2025 to June 22, 2026 by depositing into the Trust Account, for each one-month extension, $75,000 (the “Extension Payment”).

In connection with the 2025 Charter Amendment Proposals, the holders of the Company’s public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public shares. Stockholders holding 1,708,386 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $19.9 million (approximately $11.62 per share) of funds were restricted for payment to the redeeming shareholders. As of June 30, 2025, the redemption payment had yet to occur, and as such, the $19.9 million restricted for the redeeming shareholders has been presented as Restricted cash – held in trust account on the Company’s unaudited condensed balance sheet. During August of 2025, the Company remitted payment to the redeeming stockholders in the amount of $19.9 million.

On June 18, 2025, prior to the 2025 Special Meeting but ratified as part of the 2025 Special Meeting, the Company provided funds to further extend the period it has to consummate an initial business combination by a period of one month, or until July 22, 2025 (the “Sixth 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On July 15, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until August 22, 2025 (the “Seventh 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On August 19, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until September 22, 2025 (the “Eighth 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

If the Company is unable to complete an initial business combination by September 22, 2025 (or June 22, 2026 if the additional extensions are afforded to the Company under the terms of the 2025 Extension), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Immediately after giving effect to the Unit Separation and the conversion of Four Leaf’s Class B common stock into one share of Four Leaf’s Class A common Stock, at the Merger 1 Effective Time, each share of Class A common stock issued and outstanding immediately prior to the Merger 1 Effective Time (other than any shares of Class A common stock held by the Company as treasury stock and any shares of Class A common stock subject to redemption) shall automatically be cancelled in exchange for the right to receive, upon delivery of the applicable letter of transmittal (if any), one Class A ordinary share, par value of $0.00005 per share, of Xiaoyu Dida (the “Xiaoyu Dida Class A Ordinary Shares”) (the “Merger Consideration”).

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

Notices from the Nasdaq Stock Market

On September 24, 2024, the Company received a letter (the “September Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that, for the last 36 consecutive business days, the Market Value of Listed Securities (“MVLS”) for the Company was below the $35 million minimum MVLS requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). The September Notice is a notification of deficiency, not a notice of imminent delisting, and has no current effect on the listing or trading of the Company’s securities. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had 180 calendar days, or until March 24, 2025 (the “Compliance Period”), to regain compliance with the MVLS Rule.

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

On April 8, 2025, the Company received written notice (the “Delisting Letter”) from Nasdaq informing the Company that it has not regained compliance with Nasdaq Listing Rule 5550(b)(2) for the MVLS within the Compliance Period in accordance with Nasdaq Listing Rule 5810(c)(3)(C). Accordingly, unless the Company requests an appeal of this determination, the Company’s securities would have been delisted from The Nasdaq Capital Market, trading of the Company’s Common Stock would be suspended at the opening of business on April 17, 2025, and a Form 25-NSE would be filed with the Securities and Exchange Commission, which would remove the Company’s securities from listing and registration on The Nasdaq Stock Market. The Company filed an appeal to such determinations pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Nasdaq Hearings Panel’s (the “Panel”) decision.

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

On May 21, 2025, FORL, along with the relevant parties, presented its plan to regain compliance with the Panel at the appeal hearing. On June 6, 2025, the Nasdaq Hearings Panel notified FORL that it granted FORL’s request for continued listing on Nasdaq. Specifically, FORL now has 180 days from the date of the delisting notice, or until October 3, 2025, to complete its initial business combination.

Going Concern Consideration

The $9,804 held outside of the Trust Account will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements, assuming that a business combination is not consummated during that time. Giving effect to the 2025 Charter Amendment Proposals discussed above, the Company has until September 22, 2025 to complete an initial business combination (or June 22, 2026 if the additional extensions are afforded to the Company under the terms of the 2025 Extension), subject to the Company making the required Trust Account deposits. If an initial business combination is not consummated by September 22, 2025 (or June 22, 2026 if the additional extensions are afforded to the Company under the terms of the 2025 Extension), there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required monthly extension Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Because any redemptions of our stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022, the redemptions that take place after that date, including the redemption on June 18, 2024 in connection with the 2024 Special Meeting, as well as the redemption on June 27, 2025 in connection with the 2025 Special Meeting, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs (including redemptions in connection with the Special Meeting), (iii) the nature and amount of any equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) legal uncertainties regarding how the excise tax applies to transactions like the Business Combination (and, if applicable, a complete liquidation and dissolution of the Company) and the content of final and proposed regulations and further guidance from the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination. The proceeds placed in the trust account and the interest earned thereon will not be used to pay for the excise tax that may be levied on the Company in connection with such redemptions. The Company further confirms that it will not utilize any funds from the trust account to pay any such excise tax.

On June 18, 2024, the Company’s stockholders redeemed 2,752,307 Class A common stock shares for a total of $30,194,356.

On June 27, 2025, the Company’s stockholders exercised their rights to redeem 1,708,386 Class A common stock shares. As a result, approximately $19.9 million (approximately $11.62 per share) of funds were restricted for payment to the redeeming shareholders. As of June 30, 2025, the redemption payment had yet to occur, and as such, the $19.9 million restricted for the redeeming shareholders has been presented as Restricted cash – held in trust account on the unaudited condensed balance sheet. During August of 2025, the Company remitted payment to the redeeming stockholders in the amount of $19.9 million.

The Company evaluated the status and probability of the excise taxes becoming payable in relation to these redemptions under the guidance in ASC 450, Contingencies, and determined that a contingent liability should be calculated and recorded. During the three and six months ended June 30, 2025, the Company accrued $198,569 of excise tax liability related to the June 27, 2025 redemptions. During the three and six months ended June 30, 2024, the Company accrued $301,944 of excise tax liability related to the June 18, 2024 redemptions. The excise tax liability totaled $500,512 and $301,944 as of June 30, 2025, and December 31, 2024, respectively.

Franchise and Income Tax Withdrawals

During the year ended December 31, 2024, the Company withdrew $1,031,029 of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities. As of June 30, 2025 and December 31, 2024, $117,610 and $99,006, respectively, of the funds were inadvertently used for the payments of general operating expenses. The Company is expected to replenish these amounts via a Working Capital Loan from its Sponsor or another similar type of financing.

During August of 2025, the Company withdrew an additional $271,346 of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Form 10-K as filed with the SEC on April 30, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Significant estimates include the excise tax liability in connection with redemptions of Class A common stock that occurred at the 2025 Special Meeting and the 2024 Special Meeting. Actual results could differ from those estimates.

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

Business Combination Costs

Costs incurred in relation to a potential Business Combination may include legal, accounting, and other expenses. Any such costs are expensed as incurred. The Company incurred approximately $50,000 and $100,000 in business combination costs for the three and six months ended June 30, 2025, respectively.

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

A reconciliation of net loss per share is as follows for the three months ended June 30, 2025:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable loss	$(57,549)	$(1,203)	$(30,072)
Weighted average shares outstanding, basic and diluted	2,593,599	54,210	1,355,250
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)

A reconciliation of net loss per share is as follows for the six months ended June 30, 2025:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable loss	$(96,410)	$(1,986)	$(49,658)
Weighted average shares outstanding, basic and diluted	2,631,146	54,210	1,355,250
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.04)

A reconciliation of net income per share is as follows for the three months ended June 30, 2024:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$130,166	$1,404	$35,086
Weighted average shares outstanding, basic and diluted	5,027,813	54,210	1,355,250
Basic and diluted net income per share	$0.03	$0.03	$0.03

A reconciliation of net income per share is as follows for the six months ended June 30, 2024:

	Class A subject to possible redemption	Class A Perm	Class B
Allocation of undistributable income	$234,100	$2,430	$60,728
Weighted average shares outstanding, basic and diluted	5,224,407	54,210	1,355,250
Basic and diluted net income per share	$0.04	$0.04	$0.04

Marketable Securities Held in Trust Account

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account were substantially held in a treasury trust fund investing in U.S. Treasury Bills and U.S. Treasury Notes. These securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend and interest income in the accompanying unaudited condensed statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

As of June 30, 2025 and December 31, 2024, the Company had a total of $19,856,826 and $0, respectively, that were owed to the redeeming stockholders and have been recorded on the unaudited condensed balance sheets as Restricted cash – held in trust account.

Deferred Credit

During the three and six months ended June 30, 2025, the Company received unconditional and non-refundable reimbursement of $100,000 and $150,000, respectively, for certain general and administrative expenses incurred by the Company from Xiaoyu Dida. The Company accounts for the reimbursements received from Xiaoyu Dida as a deferred credit associated with a potential business combination in the unaudited condensed balance sheets. As of June 30, 2025 and December 31, 2024, the deferred credit balance was $341,250 and $191,250, respectively.

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

The redemption values as of June 30, 2025 and December 31, 2024 include $100,000 that can be used to pay any dissolution expenses, should a dissolution event occur. The redemption value of the Class A common stock subject to possible redemption will be reduced by the estimated dissolution expenses to be paid from the interest earned in the Trust Account, up to $100,000, if and when a dissolution is deemed probable.

The reconciliation of Class A common stock subject to possible redemption as of June 30, 2025 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(3,928,774)
Less: Redemptions of Class A common stock	(50,051,182)
Accretion to redemption value	12,216,286
Class A common stock subject to possible redemption	$11,093,593

The reconciliation of Class A common stock subject to possible redemption as of December 31, 2024 is as follows:

Gross proceeds from sale of Public Units	$54,210,000
Less: Proceeds allocated to Public Warrants	(1,218,153)
Less: Proceeds allocated to underwriters’ over-allotment option	(134,584)
Less: Issuance costs allocated to Class A common stock subject to possible redemption	(3,928,774)
Less: Redemption of Class A common stock	(30,194,356)
Accretion to redemption value	11,289,712
Class A common stock subject to possible redemption	$30,023,845

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

As of June 30, 2025 and December 31, 2024, the Company held Level 1 financial instruments, which are the Company’s marketable securities held in the Trust Account.

Convertible Notes

The Working Capital Loans (Note 5) are issued in the form of convertible notes, with the embedded feature to convert up to $2,000,000 of the Working Capital Loans into Private Placement Warrants at a price of $1.00 per warrant (the “Embedded Feature”). Given that the Embedded Feature is indexed to the Company’s common stock which is classified as equity, the Embedded Feature does not require the Company to settle the obligation in cash, the Embedded Feature does not contain a beneficial conversion feature, and the Embedded Feature does not include a significant premium, the Embedded Feature is not required to be accounted for separately.

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of June 30, 2025 and December 31, 2024, the Company has not recorded any amounts related to uncertain tax positions.

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

On March 17, 2023, upon the partial of the over-allotment option by the underwriters, the forfeiture lapsed for 55,250 Founder Shares. Following the expiration of the underwriters’ remaining over- allotment option on April 30, 2023, the remaining 139,750 Founder Shares were forfeited, resulting in the Sponsor and directors holding an aggregate of 1,355,250 Founder Shares.

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

During the three months ended June 30, 2025, the Company received from the Sponsor $565,000 in Working Capital Loans, of which $340,000 was utilized for working capital needs and $225,000 was utilized to fund the Fourth 2025 Monthly Extension, Fifth 2025 Monthly Extension, and Sixth 2025 Monthly Extension. During the six months ended June 30, 2025, the Company received from the Sponsor $921,000 in Working Capital Loans, of which $471,000 was utilized for working capital needs, $450,000 was utilized to fund the First 2025 Monthly Extension, Second 2025 Monthly Extension, Third 2025 Monthly Extension, Fourth 2025 Monthly Extension, Fifth 2025 Monthly Extension, and Sixth 2025 Monthly Extension.

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

As of both June 30, 2025 and December 31, 2024, the Company had $2,000,000 of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying unaudited condensed balance sheets.

As of June 30, 2025 and December 31, 2024, the Company had $1,116,100 and $195,100 respectively, included in Promissory note – related party in the accompanying unaudited condensed balance sheets.

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and six months ended June 30, 2025, respectively. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and six months ended June 30, 2024, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

As of June 30, 2025 and December 31, 2024, $242,180 and $182,180, respectively, of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the Company’s unaudited condensed balance sheets.

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

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2025 and December 31, 2024 there were no shares of preferred stock issued or outstanding.

Class A common stock - The Company is authorized to issue 26,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2025, there were 1,014,517 shares, of which 960,307 shares are subject to possible redemption and included in temporary equity. As of December 31, 2024, there were 2,722,903 shares, of which 2,668,693 shares are subject to possible redemption and included in temporary equity.

Class B common stock - The Company is authorized to issue 4,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of both June 30, 2025 and December 31, 2024, there were 1,355,250 shares of Class B common stock issued and outstanding, respectively. Refer to Note 5 for further details.

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

Warrants - As of both June 30, 2025 and December 31, 2024, 5,421,000 Public Warrants and 3,576,900 Private Placement Warrants (collectively, the “Warrants”) were outstanding. The Warrants were issued in the same form at the IPO date. Each Public Warrant and Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

NOTE 8 - STOCK-BASED COMPENSATION

Class B Common Stock Share Transfers

In August 2022, the Sponsor transferred 25,000 shares of Class B common stock to each of the two independent directors as compensation for their service on the Company’s Board of Directors. If the director was no longer serving as a director of the Company at the time of the IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such director’s shares shall be returned to Sponsor. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. Therefore, the Company recorded no compensation expense for the period from March 3, 2022 (inception) through June 30, 2025.

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

Total unrecognized compensation expense related to unvested Founder Shares at June 30, 2025 and December 31, 2024 amounted to approximately $40,500 and is expected to be recognized upon the Triggering Event.

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

The Company’s ETR was (285)% and 47.0% for the three months ended June 30, 2025 and 2024, respectively. The Company’s ETR was (591)% and 48% for the six months ended June 30, 2025 and 2024, respectively. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible for federal income tax purposes.

The difference between the effective tax rates of (285)% and 47% and the U.S. federal statutory rate of 21% for the three months ended June 30, 2025 and 2024, respectively, was primarily due to the change in the valuation allowance related to deferred organizational costs and the permanent differences arising from business combination costs.

The difference between the effective tax rates of (591)% and 48% and the U.S. federal statutory rate of 21% for the six months ended June 30, 2025 and 2024, respectively, was primarily due to the change in the valuation allowance related to deferred organizational costs and the permanent differences arising from business combination costs and interest and penalties on income taxes.

The Company has no uncertain tax positions related to federal and state income taxes. The federal tax returns for the Company since inception remains open for examination.

When the Company is assessed interest or penalties it will be classified in the financial statements as tax expense. For the six months ended June 30, 2024, the Company incurred $22,012 of interest and penalties on the unremitted income tax obligations. No material interest or penalties were incurred during the three and six months ended June 30, 2025 or during the three months ended June 30, 2024.

NOTE 10 - SEGMENT INFORMATION

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of June 30, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the investments held in the Trust Account.

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

	For the Three Months Ended June 30,
	2025	2024
Other general and administrative expenses	$293,812	$424,028
Professional services fees in connection with Business Combination	50,000	-
Total operating expenses	$343,812	$424,028

Interest income on investments held in Trust Account	$320,723	$737,335

	For the Six Months Ended June 30,
	2025	2024
Other general and administrative expenses	$558,628	$876,445
Professional services fees in connection with Business Combination	100,000	-
Total operating expenses	$658,628	$876,445

Interest income on investments held in Trust Account	$637,205	$1,495,275

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

Risks and Uncertainties

Results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. More specifically, uncertainties regarding elevated inflation and interest rates, and changes in countries’ trade policies and tariffs, including rising trade tensions between the United States and China, could have a material adverse effect on our ability to complete a Business Combination and the value of our securities. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination. Our unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company’s Sponsor, officers and directors (collectively, the “Initial Stockholders”) have agreed not to propose any amendment to the Certificate of Incorporation that would affect the Company’s public stockholders’ ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a business combination by September 22, 2025 (or June 22, 2026 if the additional extensions are afforded to the Company under the terms of the 2025 Extension) unless the Company provides its public stockholders with the opportunity to convert their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company but net of franchise and income taxes payable up to the interest income from the Trust Account, divided by the number of then outstanding Public Shares.

Initial Extension of Period to Complete Initial Business Combination

On March 19, 2024, the Company extended the period of which it is able to consummate an initial business combination by a period of three months, or until June 22, 2024 (the “Initial Extension”). In connection with the Initial Extension, the Company’s sponsor deposited an aggregate of $542,100 into the Company’s Trust Account, in return for a convertible note (the “Extension Note”), included in the convertible note – related party balance as of June 30, 2025 (see Note 5). If the Company does not consummate a business combination, the Extension Note will not be repaid and all amounts owed under the Extension Note will be forgiven except to the extent that there are funds available to the Company outside of the Trust Account. The Initial Extension was the first of the two three-month Extensions permitted under the Company’s governing documents.

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

2025 Special Meeting of the Stockholders

On June 27, 2025, the Company convened a special meeting of stockholders (the “2025 Special Meeting”), at which the Company’s stockholders approved the amendment to the Company’s Charter to provide the Company’s board of directors with the right to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2025 to June 22, 2026 (the “2025 Extension”) (the “2025 Extension Amendment Proposal”). The Company also entered into an amendment (the “2025 Trust Amendment” and together with the 2025 Extension Amendment Proposal, the “2025 Charter Amendment Proposals”) to the Trust Agreement. The Trust Amendment allows the Company to extend the Combination Period up to an additional twelve (12) times for one (1) month each time from June 22, 2025 to June 22, 2026 by depositing into the Trust Account, for each one-month extension, $75,000 (the “Extension Payment”).

In connection with the 2025 Charter Amendment Proposals, the holders of the Company’s public shares were given the opportunity to redeem their public shares for a pro rata share of the funds on deposit in the Trust Account, including any interest earned on the Trust Account deposits (net of taxes payable), divided by the number of then outstanding public shares. Stockholders holding 1,708,386 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $19.9 million (approximately $11.62 per share) of funds were restricted for payment to the redeeming shareholders. As of June 30, 2025, the redemption payment had yet to occur, and as such, the $19.9 million restricted for the redeeming shareholders has been presented as Restricted cash – held in trust account on the unaudited condensed balance sheet. During August of 2025, the Company remitted payment to the redeeming stockholders in the amount of $19.9 million.

On June 18, 2025, prior to the 2025 Special Meeting but ratified as part of the 2025 Special Meeting, the Company provided funds to further extend the period it has to consummate an initial business combination by a period of one month, or until July 22, 2025 (the “Sixth 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On July 15, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until August 22, 2025 (the “Seventh 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

On August 19, 2025, the Company further extended the period it has to consummate an initial business combination by a period of one month, or until September 22, 2025 (the “Eighth 2025 Monthly Extension”). In connection with the one-month extension, the Company’s Sponsor deposited $75,000 into the Company’s Trust Account.

If the Company is unable to complete an initial business combination by September, 2025 (or June 22, 2026 if the additional extensions are afforded to the Company under the terms of the 2025 Extension), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the shares of Class A common stock subject to possible redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any income or franchise tax obligations and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Class A common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Capital Resources and Going Concern

At June 30, 2025, we had cash of $9,804 and a working capital deficit of $4,597,916, excluding the franchise and income tax liabilities, as these tax liabilities will be paid using the dividend and interest income earned in the Trust Account.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 3, 2022 (inception) to June 30, 2025 were organizational activities and those necessary to consummate the IPO and identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We have generated and expected to generate non-operating income in the form of dividend and interest income on marketable securities held in the Company’s Trust Account. We have incurred and expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Our liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and loans from our Sponsor. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been and will continue to be satisfied through the net proceeds held outside of the Trust Account from the consummation of the IPO and the Private Placement, and the Working Capital Loans provided by the Sponsor (see below). In order to finance the Company’s operations as well as transaction costs in connection with an initial business combination, our Sponsor, an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans are to be repaid upon consummation of a business combination, without interest, or, at the lender’s option, up to $2,000,000 of the outstanding Working Capital Loans are convertible into warrants at a price of $1.00 per warrant. As of June 30, 2025, we had $3,116,100 of outstanding Working Capital Loans from our Sponsor.

As of June 30, 2025, we had cash in the Trust Account of $11,354,936, which excludes $19,856,826 of restricted cash to be used for pending Class A common stock redemptions, which occurred on June 27, 2025. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions of $1,897,350) to complete the initial business combination, to the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination. We may also withdraw dividend and interest income earned in the Trust Account to pay income and franchise taxes.

During the year ended December 31, 2024, the Company withdrew $1,031,029 of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities. As of June 30, 2025 and December 31, 2024, $117,610 and $99,006, respectively, of the funds were inadvertently used for the payments of general operating expenses. The Company is expected to replenish these amounts via a Working Capital Loan from its Sponsor or another similar type of financing.

During August of 2025, the Company withdrew an additional $271,346 of interest and dividend income earned in the Trust Account for payment of the Company’s franchise and income tax liabilities.

The Initial Stockholders have agreed not to propose any amendment to our Certificate of Incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a business combination by September 22, 2025 (or June 22, 2026 if the additional extensions are afforded to the Company under the terms of the 2025 Extension) unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company net of franchise and income taxes payable, divided by the number of then outstanding Public Shares.

The $9,804 held outside of the Trust Account as of June 30, 2025 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements, assuming that a business combination is not consummated during that time. Giving effect to the 2025 Charter Amendments discussed above, the Company has until September 22, 2025 (or June 22, 2026 if the additional extensions are afforded to the Company under the terms of the 2025 Extension) to complete an initial business combination, subject to the Company making the required Trust Account deposits. If an initial business combination is not consummated by September 22, 2025 (or June 22, 2026 if the additional extensions are afforded to the Company under the terms of the 2025 Extension), there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and provide for the required monthly extension Trust Account deposits. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern, assuming a business combination is not consummated. Our unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three months ended June 30, 2025, the Company had net loss of $88,824, which was primarily related to $320,723 of dividend and interest income earned in the Trust Account, offset by $343,812 of formation and general and administrative costs and $65,735 of income tax expense. For the three months ended June 30, 2024, we had net income of $166,656, which was primarily related to $737,335 of dividend and interest income earned in the Trust, offset by $424,028 of formation and operating costs and $146,651 of income tax expense.

For the six months ended June 30, 2025, the Company had net loss of $148,054, which was primarily related to $637,205 of dividend and interest income earned in the Trust Account, offset by $658,628 of formation and general and administrative costs and $126,631 of income tax expense. For the six months ended June 30, 2024, the Company had a net income of $297,258, which was primarily related to $1,495,275 of dividend and interest income earned in the Trust Account, offset by $876,445 of formation and operating costs and $321,572 of income tax expense.

Formation and operating costs decreased during the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 primarily due to the decreases in accounting and legal expenses. The dividend and interest income decreased for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 due a decreased balance in the Trust Account as a result of the redemptions that occurred on June 18, 2024. Income tax expense for the three and six months ended June 30, 2025 decreased in line with the decrease in dividend and interest income earned in the Trust Account.

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

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and six months ended June 30, 2025, respectively. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and six months ended June 30, 2024, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2025, $242,180 of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid, and are included in Due to Related Party on the unaudited condensed balance sheets.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates include the excise tax liability in connection with redemptions of Class A common stock that occurred at the 2025 Special Meeting and the 2024 Special Meeting. Actual results could differ from those estimates

Derivative Financial Instruments

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

Because any redemptions of our stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022, the redemptions that take place after that date, including the redemption on June 18, 2024 in connection with the 2024 Special Meeting, as well as the redemption on June 27, 2025 in connection with the 2025 Special Meeting, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs (including redemptions in connection with the Special Meeting), (iii) the nature and amount of any equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) legal uncertainties regarding how the excise tax applies to transactions like the Business Combination (and, if applicable, a complete liquidation and dissolution of the Company) and the content of final and proposed regulations and further guidance from the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination. The proceeds placed in the trust account and the interest earned thereon will not be used to pay for the excise tax that may be levied on the Company in connection with such redemptions. The Company further confirms that it will not utilize any funds from the trust account to pay any such excise tax.

On June 18, 2024, the Company’s stockholders redeemed 2,752,307 Class A common stock shares for a total of $30,194,356.

On June 27, 2025, the Company’s stockholders exercised their rights to redeem 1,708,386 Class A common stock shares. As a result, approximately $19.9 million (approximately $11.62 per share) of funds were restricted for payment to the redeeming shareholders. As of June 30, 2025, the redemption payment had yet to occur, and as such, the $19.9 million restricted for the redeeming shareholders has been presented as Restricted cash – held in trust account on the unaudited condensed balance sheet. During August of 2025, the Company remitted payment to the redeeming stockholders in the amount of $19.9 million.

The Company evaluated the status and probability of the excise taxes becoming payable in relation to these redemptions under the guidance in ASC 450, Contingencies, and determined that a contingent liability should be calculated and recorded. During the three and six months ended June 30, 2025, the Company accrued $198,569 of excise tax liability related to the June 27, 2025 redemptions. During the three and six months ended June 30, 2024, the Company accrued $301,944 of excise tax liability related to the June 18, 2024 redemptions. The excise tax liability totaled $500,512 and $301,944 as of June 30, 2025, and December 31, 2024, respectively.

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

On March 17, 2023, upon the partial exercise of their over-allotment option by the underwriters, the forfeiture lapsed for 55,250 Founder Shares. Following the expiration of the underwriters’ remaining over-allotment option on April 30, 2023, the remaining 139,750 Founder Shares were forfeited, resulting in our Sponsor and directors holding an aggregate of 1,355,250 Founder Shares.

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

During the three months ended June 30, 2025, the Company received from the Sponsor $565,000 in Working Capital Loans, of which $340,000 was utilized for working capital needs and $225,000 was utilized to fund the Fourth 2025 Monthly Extension, Fifth 2025 Monthly Extension, and Sixth 2025 Monthly Extension. During the six months ended June 30, 2025, the Company received from the Sponsor $921,000 in Working Capital Loans, of which $471,000 was utilized for working capital needs, $450,000 was utilized to fund the First 2025 Monthly Extension, Second 2025 Monthly Extension, Third 2025 Monthly Extension, Fourth 2025 Monthly Extension, Fifth 2025 Monthly Extension, and Sixth 2025 Monthly Extension.

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

As of both June 30, 2025 and December 31, 2024, the Company had $2,000,000 of outstanding Working Capital Loans from the Sponsor, included in Convertible note – related party in the accompanying unaudited condensed balance sheets.

As of June 30, 2025 and December 31, 2024, the Company had $1,116,100 and $195,100 respectively, included in Promissory note – related party in the accompanying unaudited condensed balance sheets.

Administrative Support Agreement

On March 22, 2023, the Company entered into the administrative support agreement under which it pays the Sponsor a total of $10,000 per month, up until the completion of the Company’s initial business combination or liquidation, for secretarial and administrative services. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and six months ended June 30, 2025, respectively. The Company’s expenses related to the administrative support agreement were $30,000 and $60,000 for the three and six months ended June 30, 2024, respectively. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

As of June 30, 2025 and December 31, 2024, $242,180 and $182,180, respectively, of amounts due to the Sponsor under the Administrative Support Agreement remain unpaid and are included in Due to Related Party on the Company’s unaudited condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the Company’s review and approval of cash disbursements.

During the third quarter of 2024, the Company withdrew $464,229 of interest and dividend income earned in the Trust Account (the “Withdrawn Trust Funds”). Such Withdrawn Trust Funds were restricted for payment of the Company’s tax liabilities as provided in the Company’s certificate of incorporation and the terms of the Trust Agreement. During the third quarter of 2024, the Company mistakenly used $110,269 of the Withdrawn Trust Funds for the payments of general operating expenses counter to the terms of the Trust Agreement. Furthermore, during the first and second quarters of 2025, the Company mistakenly used, in aggregate, an additional $7,341 of the Withdrawn Trust Funds for the payments of general operating expenses counter to the terms of the Trust Agreement. As a result of the foregoing, management concluded that the existing control structure failed and that a material weakness exists in our internal control over financial reporting related to the review and approval of cash disbursements. As of June 30, 2025, a total of $117,610 of the funds had yet to be replenished to the Company’s cash or trust accounts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Promissory Note, dated August 21, 2025, issued to ALWA Sponsor, LLC.
10.2*	Promissory Note, dated August 21, 2025, issued to ALWA Sponsor, LLC.
10.3*	Promissory Note, dated August 21, 2025, issued to ALWA Sponsor, LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of August 2025.

FOUR LEAF ACQUISITION CORPORATION

By:	/s/ Bala Padmakumar
Name:	Bala Padmakumar
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Coco Kou
Name:	Coco Kou
Title:	Chief Financial Officer
(Principal Financial Officer)